Form 10-Q
period 1995-07-31
PPT VISION INC
filed 1995-09-12
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 1995
                         Commission File Number 0-11518



                                PPT VISION, INC.
     ----------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            MINNESOTA                                    41-1413345
     ----------------------------------------------------------------------
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)



         10321 West 70th Street              Eden Prairie, Minnesota  55344
     ----------------------------------------------------------------------
                    (Address of principal executive offices)     (Zip Code)

                                 (612) 942-5747
     ----------------------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.    Yes  X  No

Shares of $0.10 par value common stock outstanding at August 28, 1995:
2,347,325
                                                    Total pages this report:  12
                                                                       Page:   1





                                     Page-1




                                    INDEX

                                PPT VISION, INC.


                                                                 Page
Part I.    Financial Information
-------    ---------------------
Item 1.    Financial Statements

           Balance Sheets--as of July 31, 1995 and               	3
           October 31, 1994

           Statement of Operations for the Three-Month and       	4
           Nine-Month Periods ended July 31, 1995 and
           July 31, 1994

           Statement of Cash Flows--Nine-Month Periods           	5
           ended July 31, 1995 and July 31, 1994

           Notes to Financial Statements--July 31, 1995          	6

Item 2.    Management's Discussion and Analysis of               	7
           Financial Condition and Results of Operations

Part II.   Other Information                                     10
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                          	11
           ----------





                                     Page-2


                            PPT VISION, INC.
                             BALANCE SHEET

                                               	07/31/95	       10/31/94
                                            	 (Unaudited)	      (Note A)
--------------------------------------------	 -------------  	-------------
ASSETS
Cash and cash equivalents                       	$1,221,863     	$1,092,186
Accounts receivable (net)	                        2,269,015     	 1,937,657
Inventories:
  Manufactured and purchased parts	                 418,211     	   493,567
  Work-in-process	                                  130,662     	   230,924
  Finished goods	                                   123,076 	        60,113
Other current assets	                                17,964 	        40,177
--------------------------------------------	 -------------	  -------------
  Total current assets	                           4,180,791     	 3,854,624

Restricted cash                                 	   212,792 	       212,792
Property, plant and equipment (net)	                491,605     	   315,933
Other assets (net)	                                  64,511 	        65,429
--------------------------------------------  -------------  	-------------
  Total assets	                                  $4,949,699     	$4,448,778
============================================ 	=============  	=============

LIABILITIES AND EQUITY
Current liabilities                             	$  594,053    	$  601,886

Deferred rent                                   	   166,348    	   128,350

Preferred stock                                 	   255,952    	   255,952
Common stock	                                       234,334    	   229,371
Capital in excess of par value                  	11,522,749    	11,461,135
Accumulated (deficit)                           	(7,823,737)   	(8,227,916)
-------------------------------------------- 	------------- 	-------------
  Total shareholders' equity	                     4,189,298 	    3,718,542
--------------------------------------------	 -------------	 -------------
  Total liabilities and shareholders' equity    	$4,949,699 	   $4,448,778
============================================ 	============= 	=============



                                     Page-3


                                PPT VISION, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                               Three Months Ended        Nine Months Ended
                                     July 31,                 July 31,
Statement of Operations           1995  	      1994         1995       1994
-------------------------   ----------   ----------   ----------  ----------
Gross revenues            	 $2,682,391 	 $1,540,107 	 $6,534,569 	$4,323,244
Other revenues	                 68,210 	     91,418 	    211,468 	   259,743
-------------------------	  ----------	  ----------	  ---------- 	----------
Total revenues	              2,750,601 	  1,631,525 	  6,746,037 	 4,582,987
Cost of sales	               1,244,373 	    814,590 	  3,131,900 	 2,098,617
-------------------------  	----------  	----------  	---------- 	----------
     Gross margin:        	  1,506,228 	    816,935 	  3,614,137 	 2,484,370

Operating expenses:
  Sales and marketing	         643,081 	    502,195 	  1,717,674 	 1,443,413
  General and administrative   255,598 	    169,301 	    614,762 	   486,372
  Research and development	    311,875 	    293,642 	    919,535 	   838,676
--------------------------  ----------   ----------  	----------  ----------
  Total operating expenses   1,210,554 	    965,138 	  3,251,971 	 2,768,461
--------------------------  ----------  	----------  	---------- 	----------
Profit/(Loss)
 from operations	              295,674 	   (148,203)	    362,166 	  (284,091)

Interest income	                17,862 	     10,007 	     41,950 	    26,753
Interest expense	                 (287)	          0 	     (1,436)	         0
Other income/(expense)	          1,500 	      1,506 	      1,500 	     1,506
--------------------------  ----------   ---------- 	 ----------   ---------
Net profit/(loss)	            $314,749 	  ($136,690)	   $404,180 	 ($255,832)
==========================  ========== 	 ========== 	 ==========   =========
Earnings/(loss) per share	       $0.13   	   ($0.06)	      $0.17   	  ($0.11)
Common and common
equivalent shares         	  2,451,717	   2,267,980 	  2,337,835 	 2,225,950







                                     Page-4





PPT VISION, INC.
STATEMENT OF CASH FLOWS
Increase/(Decrease) in Cash and Cash Equivalents

                                         Nine Months           Nine Months
                                            Ended                 Ended
                                        July 31, 1995         July 31, 1994
-------------------------------------   -------------         -------------
Cash flows from operating activities:
Net income/(loss)	                        	  $404,180          		 ($255,832)
Adjustments to reconcile net
 income/(loss) to net cash provided
 by operating activities
 Depreciation and amortization	               105,318            		  95,394
 Transfer of long-term assets to inventory  	  27,080 		             14,966
 Deferred rent	                                37,998            		       0
Change in assets and liabilities
 Accounts receivable                        	(331,358)           		 (36,998)
 Inventories                                	 112,656            		 (42,538)
 Other assets	                                 22,212            		  38,875
 Accounts payables and accrued expenses	       (7,833)		             87,998
-------------------------------------    ------------          ------------
   Total adjustments		                        (33,927)		            157,697
-------------------------------------   	------------          ------------
   Net cash provided by
    operating activities		                    370,253 	         	   (98,135)
Cash flows from investing activities:
 Capital acquisitions                       	(307,152)           		(172,099)
-------------------------------------	   ------------          ------------
   Net cash used in investing activities		   (307,152)		           (172,099)
Cash flows from financing activities
 Proceeds from issuance of common stock	       66,576            		 540,058
-------------------------------------  	 ------------         	------------
   Net cash provided by
    financing activities                 		    66,576          		   540,058
Net increase in cash and cash equivalents		   129,677          		   269,824
--------------------------------------  	------------         	------------
  Cash and cash equivalents at
   beginning of year	                     	 1,092,186 	         	   982,250
--------------------------------------   ------------          ------------
  Cash and cash equivalents
   at end of period                      		$1,221,863          		$1,252,074
======================================  	============      	   ============

                                   Page-5


                                PPT VISION, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1994.














                                     Page-6

Item 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the three months ended July 31, 1995 were $2,750,601, an increase of 68.6 percent from $1,631,525 for the three months ended July 31, 1994. During the third quarter of fiscal 1995, 89 vision systems were shipped compared to 53 units during the same period in fiscal 1994, an increase of 67.9 percent. Of the 89 visions systems sold in the third quarter of fiscal 1995, 40 were to customers outside North America, compared to 11 of 53 in the third quarter of fiscal 1994. Revenues for the nine months ended July 31, 1995 were $6,746,037, an increase of 47.2 percent from $4,582,987 for the nine months ended July 31, 1994. For the first nine months of fiscal 1995, the Company shipped 231 systems, compared to 160 for the first nine months of fiscal 1994. This represents a unit growth rate of 44.4 percent. For the nine months ended July 31, 1995, other revenues (i.e. consulting, training classes, equipment upgrades and repairs) decreased to $211,468 from $259,743 for the nine months ended July 31, 1994. This decline is attributable to decreased consulting revenue brought about by increased requirements in application engineering to support unit sales growth.

The Company's gross margin for the third quarter of fiscal 1995 was 54.8 percent, compared to 50.1 percent for the same period in fiscal 1994. This increase is due to efficiencies associated with higher volume levels as well the fact that the gross margin for third quarter of the prior year was unusually low. The gross margin for the nine months ended July 31, 1995 was
53.6 percent, compared to 54.2 percent for the nine months ended
July 31, 1994. The Company has seen an improving trend in gross margins, with current performance up from the second quarter 1995 level of
53.0 percent.

Sales and marketing expenses in the third quarter of fiscal 1995 increased 28.1 percent to $643,081 from $502,195 for the third quarter of fiscal 1994. For the nine months ended July 31, 1995, sales and marketing expenses increased
19.0 percent to $1,717,674 from $1,443,413 for the first nine months of fiscal 1994. This increase is in part a direct result of the growth in sales as well as investment in customer support personnel and an increase in lease expense related to the Company's new facility. Sales and marketing expenses as a percentage of net revenues for the first nine months of fiscal 1995 decreased to
25.5 percent compared to 31.5 percent in 1994. This decrease is a result of the growth in revenues.

General and administrative expenses for the three months ended July 31, 1995 were $255,598, a 51.0 percent increase compared to $169,301 for the third quarter of fiscal 1994. This increase was primarily the result of fully reserving for one potentially uncollectable receivable. For the first nine months of fiscal 1995, general and administrative expenses




                                  Page-7
increased 26.4 percent to $614,762, from $486,372 for the first nine months of fiscal 1994. As a percent of sales, general and administrative expenses decreased to 9.1 percent for the nine months ended July 31, 1995, down from
10.6 percent for the first nine months of fiscal 1994. This decrease is due to the growth in revenues.

Research and development expenses for the three months ended July 31, 1995 were $311,875, a 6.2 percent increase compared to $293,642 for the third quarter of fiscal 1994. For the nine months ended July 31, 1995, research and development expenses rose 9.6% to $919,535 from $838,676 for the first nine months of fiscal 1994. As a percentage of net revenues, research and development expenses decreased during the first nine months of fiscal 1995 to 13.6 percent from 18.3 percent for the first nine months of fiscal 1994. This decrease is a result of the growth in revenues.

The Company had interest income of $17,862 for the three month period ended July 31, 1995, and $10,007 for the three month period ended July 31, 1994. Interest income for the first nine months of fiscal 1995 was $41,950, compared to $26,753 for the first nine months of fiscal 1994. Interest income grew primarily as a result of the Company's profitablity and resulting higer levels of cash for investment.

The Company had a net profit of $314,749 for the third quarter of fiscal 1995 compared to a net loss of $136,690 for the third quarter of fiscal 1994. For the first nine months of fiscal 1995, the Company earned a net profit of $404,180, compared to a net loss of $255,832 for the first nine months of fiscal 1994. This increase in net profit is a result of the growth in revenues along with management of operating expenses to a lower rate of growth than sales.

Liquidity and Capital Resources
-------------------------------

Working capital increased to $3,586,738 at July 31, 1995 from $3,252,738 at October 31, 1994. The Company's current assets increased to $4,180,791 at July 31, 1995 from $3,854,624 at October 31, 1994. This is primarily attributable to an increase in accounts receivable due to the increased sales volume. The Company's cash and cash equivalents increased to $1,221,863 at July 31, 1995 from $1,092,186 at October 31, 1994, primarily as a result of improvement in the days outstanding of accounts receivable and reduction in inventory levels. This decrease in inventory is the result of efforts to source components from turn-key suppliers.

The Company's current liabilities decreased to $594,053 at July 31, 1995 from $601,886 at October 31, 1994.

During the nine months ended July 31, 1995, net revenues were $6,746,037, an increase of $2,163,050 over net revenues of $4,582,987 during the first nine months of fiscal 1994. The Company financed this growth through internally generated cash flow. For the first nine months of fiscal 1995, net cash provided by operating activities was $370,253, which is attributable to net profit as well as reduction in inventory levels. The Company used $307,152



                                 Page-8
in investing activities for the purchase of fixed assets. This expenditure of funds for investing activities was partially offset by cash of $66,576 generated by financing activities from issuance of common stock upon the exercise of stock options.

The Company believes that it will be able to meet its working capital and capital spending needs through cash flow from operations plus its existing cash reserves during the next twelve months if revenues remain at their present level. However, Company management will continue to monitor its cash resources and liquidity needs and will decide upon an appropriate strategy to raise additional funds if funds are needed by the Company.





                                     Page-9

PART II.    Other Information

Item 1:     LEGAL PROCEEDINGS
            -----------------

            None

Item 2.     CHANGES IN SECURITIES
            ---------------------

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            None

Item 5.     OTHER INFORMATION
            -----------------

            In 1985, the Company issued a total of 166,666 shares of Series 1985 Covertible Preferred Shares ("Series 1985 Shares"). Prior to September 1995, holders of 79,167 Series 1985 Shares had converted their shares to common stock and at September 1, 1995, the Company had 87,499 Series 1985 Shares outstanding.

            The Company called the remaining outstanding Series 1985 Shares for redemption effective September 11, 1995, subject to the holders' rights to convert their Shares to common stock prior to the effective time of redemption.

            Each of the holders of the remaining Series 1985 Shares outstanding converted the Shares prior to the effective time of the redemption and the Company issued a total of 37,504 shares of common stock upon the conversion. Accordingly, effective as of September 11, 1995, all the Company's Series 1985 Shares have been converted to common stock and any future obligations of the Company to redeem the Series of 1985 Shares or to pay dividends with respect to the Series 1985 Shares have been eliminated.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            a.   Exhibits:

                 1.  Exhibit 11 - Calculation of Earnings/(Loss) per Share

            b.   Reports on Form 8-K

                 None





                                     Page-10

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.



                                                  PPT VISION, INC.

Date:  September 1, 1995

                                                  /s/Thomas R. Northenscold
                                                  ------------------------------
                                                  Thomas R. Northenscold
                                                  Chief Financial Officer







                                     Page-11

                                                                      Exhibit 11



                                PPT VISION, INC.

                    Calculation of Earnings/(Loss) Per Share

                                 Three Months Ended    Nine Months Ended
                                     July 31,              July 31,
                                  1995       1994       1995       1994
----------------------------   ---------  ---------  ---------  ----------
Primary earnings per share

Net income/(loss)             	 $314,749  ($136,690)	 $404,180  	($255,832)
Common and common
equivalent shares:

Weighted average number
of common shares outstanding  	2,338,325 	2,267,980 	2,322,412  	2,225,950

Dilutive effect of stock
options outstanding after
application of treasury
stock method	                    113,392	         0	    15,423	          0
----------------------------   ---------  ---------  ---------   ---------
	                              2,451,717 	2,267,980 	2,337,835  	2,225,950
============================   ========= 	========= 	=========  	=========
Primary net income/(loss)
per common and common
equivalent shares:              	  $0.13   	 ($0.06)  	  $0.17    	 ($0.11)



                                     Page-12