Form 10-Q/A
period 1995-07-31
PPT VISION INC
filed 1995-10-23
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A
                                  -------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                     AMENDED


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

                 2.  Exhibit 27 - Financial Data Schedule

            b.   Reports on Form 8-K

                 None





                                     Page-10

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.



                                                  PPT VISION, INC.

Date:  October 20, 1995

                                                  /s/Thomas R. Northenscold
                                                  ------------------------------
                                                  Thomas R. Northenscold
                                                  Chief Financial Officer







                                     Page-11