Form 10-K
period 1995-10-31
PPT VISION INC
filed 1996-01-29
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended October 31, 1995

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Transition period from              to

                        Commission File Number:  0-11518

                                PPT VISION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MINNESOTA                            41-1413345
       ---------------------------           --------------------------
       (State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)           Identification No.)

                             10321 West 70th Street
                             Eden Prairie, MN  55344
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (612) 995-9500

        Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.10 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   YES  X      NO
                                       ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of January 17, 1996, assuming as market value the closing sale price of $15.00 as reported by the NASDAQ System on that date, the aggregate market value of shares of Common Stock held by non-affiliates was $24,839,490.

As of January 9, 1996, 2,389,954 shares of common stock, $.10 par value were outstanding.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held in March 1996 is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                Page
                                                                      ----

     Item 1.   Business                                                 3
                  Executive Officers of the Company                     7
     Item 2.   Properties                                               7
     Item 3.   Legal Proceedings                                        7
     Item 4.   Submission of Matters for a
                  Vote of Security Holders                              7

PART II

     Item 5.   Market for Registrant's Common
                  Equity and Related Stockholder
                  Matters                                               8
     Item 6.   Selected Financial Data                                  9
     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  10
     Item 8.   Financial Statements and Supplementary Data             12
     Item 9.   Changes in and Disagreements with
                  Accounts on Accounting and Financial Disclosure      12

PART III

     Item 10.  Directors and Executive Officers of the Registrant      13
     Item 11.  Executive Compensation                                  13
     Item 12.  Security Ownership of Certain
                  Beneficial Owners and Management                     13
     Item 13.  Certain Relationships and Related Transactions          13

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                          14

     Signatures                                                        16

                                     PART I
                                     ------

Item 1.  BUSINESS
-----------------
     PPT VISION, Inc. (the "Company") is a Minnesota corporation that began operations in 1982. The Company focuses exclusively on developing and applying imaging technology to manufacturing needs by designing, manufacturing, marketing and integrating machine-vision based automated inspection systems for manufacturing applications such as electronic and mechanical assembly verification, character verification, packaging integrity, surface flaw detection and gauging and measurement tasks.


INDUSTRY BACKGROUND

     Machine vision systems are being used increasingly in manufacturing operations for on-line inspection of manufactured parts and process control. This results in significant economic paybacks to manufacturers who use machine vision measured in terms of increased productivity and quality and reduction in inventory scrap. The types of manufacturing tasks typically automated by machine vision systems include:

     INSPECTION - The objective in using machine vision for inspection tasks is to help manufacturers achieve zero defect production through 100% on-line automated inspection. Surface flaw detection and assembly verification are typical machine vision inspection techniques.

     Examples of surface flaw defects include foreign material; distortions or cracks in glass or plastics; scratches, dents or cracks on surfaces; and voids in applications of coatings such as paints or adhesives. Applications of surface flaw detection include inspection of various consumer products where cosmetic perfection is essential and inspection of various industrial sub assembly components such as metal, rubber or ceramic gaskets.

     Assembly verification determines whether all components of a product are present and properly positioned, including for example, verifying the presence or absence and proper position of labels on a bottle or pins in an electronic connector.

     GUIDANCE - Machine vision can be used to identify or "locate" the position of randomly placed parts. This capability is used for robotic guidance and allows for the application of other machine vision functions, such as inspection techniques on randomly placed parts. Once a vision system identifies the position or orientation of an object, it can also inspect the object. The locate function is essential, for example, for real-time guidance on industrial robots or to compensate for variations in part position.

     GAUGING - A vision system can evaluate the size of objects and gather gauging or measurement data for analyzing or verifying part dimensions to assure conformance with tolerance specifications.

     RECOGNITION - Vision systems can be used for part identification and character verification and recognition in applications such as reading or verifying alphanumeric characters on pharmaceutical or consumer product labels.


INDUSTRY HISTORY AND COMPETITION

     The machine vision industry is relatively young, having only taken form in the early 1980's, and has been characterized by long sales cycles. Because of the newness and complexity of machine vision systems, companies competing in this market generally have had to expend substantial efforts toward educating potential customers and developing specific application solutions for niche markets.

     The Company believes that the market for machine vision is currently characterized by a large degree of fragmentation, with approximately 15 to 20 relatively small competitors, including the Company. Currently, no competitor holds a significant aggregate market share percentage, although some companies in the industry dominate various segments or niches within the overall machine vision industry. The Company believes that over the next several years, the industry will continue to experience a trend toward consolidation and be increasingly niche oriented, with a number of companies emerging as stable participants while other companies may merge, be acquired or go out of business.

     Competition within the industry is based upon a number of factors, including (i) suitability of a product's technical performance for the specific application, (ii) ease of use and user interface, (iii) ability of the manufacturer to provide post-sale technical support and (iv) price.

     The Company believes that its machine vision systems have competitive advantages for many applications measured in terms of technical performance, primarily with respect to speed of operation, ease of use and quality of post-sale support. The Company believes that price has not been a competitive disadvantage for it because its products are priced similarly to those of its competitors. The pricing of vision systems is part of an economic justification issue that customers need to resolve prior to committing funds to a system perceived as increasing the complexity of a manufacturing process.

     As the concept of automated inspection is further accepted, and the ease of operation increases and price decreases, the Company believes the demand for machine vision for use in automated inspection will increase due to the significant economic paybacks to manufacturers who use machine vision measured in terms of increased productivity and quality and reduction in inventory scrap.


THE COMPANY'S TECHNOLOGY

     The product development strengths of the Company are centered in five essential areas crucial to designing and installing machine vision systems.

IMAGE ACQUISITION - The means and methods by which an image is captured, stored, and then made available for subsequent processing and display. Image acquisition combines the disciplines of photo-optics and electrical engineering.

IMAGE PROCESSING - The means and methods whereby an image is analyzed or enhanced to produce some desired information, measurements, or results. Image processing combines the disciplines of software engineering, algorithm development, and electrical engineering to implement efficient solutions to computationally complex problems. Typical image processing tasks include real-time inspection, guidance, gauging, and recognition.

APPLICATION DEVELOPMENT SOFTWARE - The means and methods whereby a machine vision system is configured and controlled. The development and support of applications development software requires expertise in the disciplines of object-oriented programming, graphical programming environments, man-machine interfaces, device drivers, and general software engineering.

OPTICS AND ILLUMINATION - The means and methods by which a scene is illuminated and optically presented to an input device such as a video camera. Special optics and illumination techniques are often used to reveal features in an image which would otherwise go undetected or to optimize an image for subsequent processing. Strobed illumination is often used to "freeze" the motion of continuously moving parts. Optics and illumination draws on skills from the disciplines of physics, mechanical engineering, and electrical engineering

VISION SYSTEM INTEGRATION - The means and methods whereby a machine vision system is interfaced to and combined with other factory automation equipment for purposes of creating a complete solution for the customer. This may include material handling for part presentation, mechanical fixturing for mounting camera and lighting components, networking and programmable controllers for process control, and reject mechanisms for ejection of defective parts.

     Various configurations of the Company's products delivered to customers included proprietary design work performed by the Company's employees in each of these five areas.


THE COMPANY'S PRODUCTS

     The Company's principal products are (i) the PPT VISION Passport 440, (ii) the PPT VISION Passport 240, (iii) the PPT VISION Scout and (iv) the PPT VISION Stampede. Each of these products includes a processor unit and monitor. The processor unit includes all of the electronic hardware needed to run the vision applications along with a floppy disk drive, a hard drive and interconnections for power camera and strobes. The monitor unit contains a Super VGA color display monitor. The Company's products run on proprietary software in a Microsoft Windows environment, using the Company's Vision Program Manager ("VPM"), an icon-based, fully graphical user interface.

     The Passport 440 is designed to operate with up to four cameras for multiple inspection views and complex imaging tasks while the Passport 240 is a two-camera system. Both systems are housed in industrially rugged enclosures and are capable of operating at speeds up to 12,000 inspections per minute. Both systems are widely used in the electronic connector, metal stamping and automotive components industries that demand speed, accuracy and flexibility while maintaining industrial ruggedness.

     The Scout product is designed for industrial applications that do not require rugged enclosures. It is packaged in a non-industrial desktop style enclosure and is capable of running two cameras with similar power to the Passport 240.

     The Stampede product is designed as a turnkey inspection system specifically for the precision stamping industry. The system includes a Passport vision processor, mechanical fixturing, precision camera optics, LED lighting and a mobile platform.

     In addition, the Company sells a broad range of peripheral services and components, including applications engineering, installation and training services, customer lighting solutions, fixturing, cameras, cabling and various software options.


RESEARCH AND DEVELOPMENT

     The Company's research and product development efforts are primarily focused on increasing the user-friendliness, increasing the performance and reducing the cost of the Company's product line as well as developing new hardware and software architectures for future products. In addition the Company develops software tools for specific vertical markets. The increased amounts spent in fiscal 1995 represented costs and expenses associated with improved software tools and development work on the Company's next generation machine-vision product family. The Company spent a total of $1,299,050, $1,133,182 and $831,045 on research and development during the fiscal years ended October 31, 1995, 1994, and 1993, respectively.


SALES AND MARKETING

     The Company sells its products primarily on a direct basis in the United States to selected national accounts and to target customers which include both end-users with significant replication opportunities and system integrators or original equipment manufacturers ("OEM's") who can function as value-added remarketers of the Company's products. Outside the United States, the Company sells primarily through a network of five distributors covering Canada, Puerto Rico, Europe, Singapore, Taiwan, Korea, and Japan. In addition, the Company and its distributors build and sell integrated turnkey systems on a selected basis in instances where a good customer relationship has developed or significant application opportunities exist. The Company sells its products to a broad range of industry categories, including manufacturers of medical devices, pharmaceutical products, consumer packaged goods, plastics, automotive components and electronic components.

     As of October 31, 1995, the Company had sold 1,108 machine vision systems to over 170 customers, including 333 systems during fiscal 1995. The majority of the Company's products are shipped within 30 days of receiving an order and the Company does not believe the size of its backlog is a significant factor in determining future revenues.

     In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1995, sales to one customer, Simac Masic B.V., represented 17% of net revenues. The Company competes with other companies for the business of each of its customers and there can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customers. If the Company is unable to continue to sell its products to all or any of these customers and is unable to find other customers to replace lost sales, it would have an adverse impact on the Company's revenue and future profitability.


EMPLOYEES

     As of January 9, 1996, the Company had 59 employees, including its president, 21 employees in research and development, 20 in sales and marketing, 5 in finance and administration and 13 in manufacturing.


MANUFACTURING

     The Company assembles its products at its suburban Minneapolis facility. Other than the Company's printed circuit boards, most of which are unique, all the machine vision system components can be purchased off the shelf from several sources. The Company's printed circuit boards are custom built by several manufacturers.

     The Company typically purchases inventory and builds products in response to quarterly sales forecasts. The sales price for the Company's vision products and related accessories typically varies from $15,000 to $45,000, depending upon the amount of peripheral products such as cameras and strobe lights that are purchased.


PATENTS AND TRADEMARKS

     The Company has been granted foreign and domestic patents on certain proprietary technology and has filed patent applications with respect to other technology. Although the Company believes that its patents may have been useful in protecting its proprietary products and may be useful in protecting potential future products, the Company believes its ability to efficiently develop and sell high performance, cost-effective vision systems on a timely basis, whether patented or not, is more crucial to the Company's future success. The
Company has obtained United States federal registration of its trademarks "PPT VISION", "Passport", "Scout" and "Stampede" trademarks. The Company intends to file for federal registration of additional trademarks in the future. Although no assurance can be given as to the strength or scope of the Company's trademarks, the Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names and ages of the Company's Executive Officers, together with all positions held by such officers. Officers are elected by the Board of Directors and serve until their successors are elected and have qualified.

Name and Age                       Office
------------                       ------

Joseph C. Christenson (37)         President, Director

Thomas R. Northenscold (37)        Chief Financial Officer

Larry G. Paulson (44)              Vice President of Research and
                                   Development, Secretary, Director

     JOSEPH C. CHRISTENSON, 37, has been President of the Company since January 1989. Prior to that, he had been Chief Operating Officer and Chief Financial Officer of the Company from December 1987 to December 1988, General Manager and Chief Financial Officer from August 1986 to November 1987, and financial analyst and marketing manager since joining the Company in May 1985. Mr. Christenson has a Masters in Business Administration from the University of Michigan and a Bachelor of Arts degree from St. Olaf College. Mr. Christenson was elected as a director in December 1987.

     THOMAS R. NORTHENSCOLD, 37, has been Chief Financial Officer of the Company since February 1995. Prior to that, he had been the Senior Vice President of Operations in the City Directory Division of R.L. Polk and Company. Mr. Northenscold has a Masters in Business Administration in finance from the University of Michigan and a Bachelor of Science degree from Mankato State University.

     LARRY G. PAULSON, 44, has been Vice President of Research and Development, Secretary and a director of the Company since December 1981. Mr. Paulson is also a Registered Professional Engineer and holds Bachelors and Masters Degrees in Science from the University of Minnesota.


Item 2.  PROPERTIES
-------------------
     The Company leases approximately 28,400 square feet of office and manufacturing space in suburban Minneapolis pursuant to a seven year lease entered into in March 1994. Rent payments for its facilities commenced at $7,093 per month during the first year of the lease and increase over the term of the lease to $16,551 during the final twelve months of the lease. From March 1996 through February 1997, monthly lease payments are $14,186. In connection with the execution of the lease, the Company received a rent abatement for the first seven months of its occupancy.


Item 3.  LEGAL PROCEEDINGS
--------------------------
     None.


Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     None.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
     The following table reflects the closing high and low bid quotations for the Company's common stock for fiscal 1995 and 1994 as reported on the NASDAQ system. The prices listed below indicate inter-dealer prices without retail mark-up, mark-down or commissions. They may not necessarily represent actual transactions.

Bid Prices

Fiscal 1995          High      Low

    Fourth Quarter  $13.00    $5.25
    Third Quarter   $ 5.75    $3.50
    Second Quarter  $ 4.13    $3.25
    First Quarter   $ 3.75    $2.50

Fiscal 1994          High      Low

    Fourth Quarter  $4.00     $3.25
    Third Quarter   $5.00     $4.00
    Second Quarter  $5.00     $4.25
    First Quarter   $6.25     $5.00

     The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future.
     At January 3, 1996, the Company had approximately 777 holders of record of its common stock. As of this date, four depository companies held a total of 1,184,901 shares as nominees for an undetermined number of additional beneficial holders.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

SELECTED FINANCIAL DATA

                        1995        1994        1993        1992        1991
Year Ended October 31
 Net Revenues        $9,749,589  $6,587,245  $5,935,173  $4,294,067  $2,889,014
 Gross Margin        $5,307,916  $3,561,138  $3,396,552  $2,439,438  $1,453,873
 Income (Loss) from
   Operations          $879,060   $(253,175)   $439,342    $295,735   $(205,210)
 Net Income (Loss)   $1,346,969*  $(212,702)   $435,229    $338,372   $(207,067)
 Net Income (Loss)
   per Share             $0.55*     $(0.09)      $0.20       $0.17      $(0.16)
Weighted Average
   Common Shares
   Outstanding        2,433,014   2,303,439   2,157,449   1,932,373   1,321,621

At Year End:
 Total Assets        $6,097,670  $4,448,778  $4,005,347  $2,370,218  $2,048,969
 Total Current
   Assets            $4,912,445  $3,854,624  $3,692,100  $2,025,796  $1,739,753
 Total Current
   Liabilities         $780,873    $601,886    $621,585    $523,760    $581,125
 Convertible
   Debentures             $-          $-          $-          $-       $182,000
 Shareholders'
   Equity            $5,144,876  $3,718,542  $3,383,762  $1,832,818  $1,436,019

*Includes the impact of an income tax benefit of $407,000 (16 cents per share) recorded in the fourth quarter of fiscal 1995.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations for the Years Ended October 31, 1995, 1994, and 1993
--------------------------------------------------------------------------
   Revenues in fiscal 1995 were $9,749,589, a 48.0% increase from 1994 revenues of
$6,587,245. Revenues in fiscal 1994 increased 11.0% over 1993 revenues of $5,935,173. The increase in revenues in fiscal 1995 was due to a 48.0% growth in unit sales, with sales of the Company's machine vision systems increasing to 333 in fiscal 1995 versus 225 in fiscal 1994. Unit sales in 1993 were 186. Fiscal year 1995 represents the Company's seventh consecutive year of double-digit revenue growth, with annual increases averaging 37.7% over that time period. The Company attributes its sales growth to increased demand in all markets, with particularly strong results shown internationally. In fiscal 1995 revenues increased 83.8% internationally and 34.8% in the U.S. This demand is being driven in part by worldwide growth in personal computer, telecommunications, and semiconductor markets.

   The gross margin percentage in fiscal 1995 was 54.4% compared with 54.1% in 1994 and 57.2% in 1993. The Company believes that the increase in gross margin in 1995 was primarily due to economies of scale related to increasing volume and decreasing start-up costs on the Passport and Scout product lines. The Company anticipates that its gross margin will remain relatively constant or increase slightly in fiscal 1996 if it is able to achieve increased revenue volumes.

   Selling expenses increased 15.7% to $2,279,041 in fiscal 1995 compared to $1,969,909 in 1994 and $1,575,824 in 1993. As a percentage of sales, fiscal 1995 selling expenses declined to 23.4% from 29.9% in 1994 and 26.6% in 1993. The increase in selling expenses in 1995 is related to expanded marketing and promotion efforts and the addition of new employees in the sales and customer support areas. The decline in selling expenses as a percent of sales in 1995 is primarily due to the Company's ability to leverage its sales, support, and distribution infrastructure. Although the Company anticipates selling expenses to increase in fiscal 1996 as the Company invests additional amounts in sales, support, and distribution infrastructure, the Company believes that these expenditures as a percentage of revenues will remain constant or decrease during this period.

   General and administrative expenses increased 19.6% to $850,765 in fiscal 1995 compared with a 1994 increase of 29.2% to $711,222. General and administrative expenses in fiscal 1993 were $550,341. As a percentage of revenues, general and administrative expenses decreased to 8.7% in fiscal 1995 compared with 10.8% in 1994 and 9.3% in 1993. The increase in expenditures in 1995 is primarily due to incurring a full year of lease expense in the Company's new facility and the hiring of a chief financial officer. The decrease as a percentage of sales is mainly related to operating leverage provided by the Company's growing revenues. The Company expects that general and administrative expenses may continue to increase but will continue to decline in fiscal 1996 as a percentage of sales, as revenues increase.

   Research and development expenses increased 14.6% in fiscal 1995 to $1,299,050 from $1,133,182 in 1994. Fiscal 1994 expenditures represented a 30.4% increase from the 1993 level of $831,045. Research and development expenses as a percentage of sales declined to 13.3% in fiscal 1995 from 17.2% in 1994 and 14.0% in 1993. The increase in expenditures in 1995 is mainly due to new product development programs and the necessary new employees to support these efforts. The decline in terms of percentage of sales in 1995 is the result of the Company's growing revenue base.

   Interest income in fiscal 1995 was $61,342 versus $39,328 in 1994 and $14,395 in 1993. In fiscal 1995 the Company reported interest expense of $1,933 and other income of $1,500. In fiscal 1994, the Company reported interest expense of $361 and other income of $1,506.

   The income tax benefit of $407,000 recorded in fiscal 1995 reflects partial recognition of the potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods. No income tax expense or benefit was recorded in fiscal 1994 or fiscal 1993.

Liquidity and Capital Resources

   Working capital increased to $4,131,572 on October 31, 1995 from $3,252,738 on October 31, 1994. The Company financed its increased sales in fiscal 1995 through internally generated cash flow and existing cash and cash equivalents. Net cash provided from operating activities was $412,582. In connection with its increased sales, the Company's accounts receivables increased by $749,205 and its inventories increased by $158,257. The Company used $349,243 in cash flow in investing activities, primarily for the purchase of capital equipment. In addition, the Company generated $79,365 from its financing activities as a result of issuances of its Common Stock.

   Current assets increased to $4,912,445 at October 31, 1995 from $3,854,624 at October 31, 1994. This increase was primarily due to an increase in accounts receivable to $2,686,862 at year-end 1995 from $1,937,657 at year-end 1994. This increase was attributable to a 49.9% growth in 1995 fourth quarter sales over 1994 fourth quarter sales. The Company's cash and cash equivalents increased to $1,234,890 at October 31, 1995 from $1,092,186 at October 31, 1994. The
Company's inventories increased to $942,861 at October 31, 1995 from $784,604 at October 31, 1994. This increase was a factor of the growth in sales netted against improving inventory turns performance.

   The Company's current liabilities increased to $780,873 at October 31, 1995 from $601,886 at October 31, 1994. This increase was mainly due to increased accounts payable and accrued compensation resulting from the growth of the business. The Company's deferred rent increased to $171,921 at October 31, 1995 from $128,350 at year-end 1994. This deferred rent was in connection with the lease agreement for the Company's current facility.

   There was no income tax expense in fiscal 1995, 1994, or 1993. At October 31, 1995, the Company had approximately $6.6 million of combined loss carry forwards and net deductible temporary differences available to offset future income. At existing rates, the future tax benefit approximates $2.6 million for financial statement purposes. The Company established a valuation allowance for the entire net tax benefit associated with all carry forwards and temporary differences at October 31, 1994. At October 31, 1995, a reduction to the valuation allowance of $407,000 was recorded because future realization of a portion of this benefit is expected. This amount is reflected on the balance sheet at October 31, 1995 as a deferred income tax benefit.

   The Company will continue to monitor the economic factors associated with the determination of the valuation allowance and will adjust the allowance accordingly. Any benefit recognized in future periods from adjustment of the valuation allowance will result in an offset to income tax expense.

   At October 31, 1994, the Company had outstanding 87,499 shares of Series 1985 Preferred Shares ("Series 1985 Shares"). The Company had the right to redeem its Series 1985 Shares on September 10, 1995 at a purchase price of $3.00 per share. The Company called the outstanding Series 1985 Shares for redemption effective September 11, 1995, subject to the holders' rights to convert their Shares to common stock prior to the effective time of redemption. Each of the holders of the remaining outstanding Series 1985 Shares converted the shares prior to the effective time of the redemption and the Company issued a total of 37,500 shares of common stock upon the conversion. Accordingly, effective as of September 11, 1995, all the Company's Series 1985 Shares have been converted to common stock and any future obligations of the Company to redeem the Series of 1985 Shares or to pay dividends with respect to the Series 1985 Shares have been eliminated.

   The Company believes that its cash flow from operations together with existing cash and cash equivalents will be adequate to finance its working capital and capital resource needs for the next 12 months. However, depending upon the level of growth in its business, the Company may determine that it is prudent to raise additional capital.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     See item 14 for a listing of the financial statements included in this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     Not applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in March 1996 (the "1996 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

     Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information required under this item is contained in the section entitled "Shareholdings of Principal Shareholders, Directors and Officers" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     None

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Documents filed as Part of this Report

          (1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-K.
                                                                      Page
                                                                      ----
               Report of Independent Accountants                       17
               Balance Sheet as of October 31, 1995 and 1994           18
               Statement of Operations for the three years ended
                    October 31, 1995, 1994 and 1993                    19
               Statement of Cash Flows for Years the three years
                    ended October 31, 1995, 1994 and 1993              20
               Statement of Shareholders' Equity for the three years
                    ended October 31, 1995, 1994 and 1993.             21
               Notes to Financial Statements                           22

          (2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS
               ENDED OCTOBER 31, 1995


               VIII.  Valuation and Qualifying Accounts.               28

               Report of Independent Accountant on
               Financial Statement Schedules.                          29

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed during the quarter ended October 31, 1995.

     (c)  Listing of Exhibits
          -------------------

Exhibit
  No.                           Description                           Page
-------  ----------------------------------------------------------   ----

3.1       Restated Articles of Incorporation of Registrant
          (incorporated by reference to Exhibit 3.1 of 1989 Form 10-K)

3.2       By-Laws of Registrant as in effect on the date hereof
          (incorporated by reference to Exhibit 3.2 to 1988 Form 10-K)

10.1 Lease Agreement dated February 11, 1993 for facilities at 10321 West 70th Street, Eden Prairie, Minnesota
          (Incorporated by reference to Exhibit 10.3 of 1993 Form 10-K)

10.2*     PPT VISION, Inc. 1988 Stock Option Plan, as amended
          (incorporated by reference from Exhibit 10.4 to 1993 Form 10-K)

22.       The Company has no subsidiaries

24.       Consent of Price Waterhouse LLP                              30

27        Financial Data Schedule                                      31


*Indicates compensatory plan

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PPT VISION, INC.

Date:  January 26, 1996                 By:/s/Joseph C. Christenson
                                           ----------------------------
                                               Joseph C. Christenson
                                           (Principal Executive Officer)

Date:  January 26, 1996                 By:/s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                             Chief Financial Officer

                        Signatures and Power of Attorney

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Joseph C. Christenson and Thomas R. Northenscold as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

        Date                                   Signature and Title
        ----                                   -------------------

  January 26, 1996                         /s/Joseph C. Christenson
                                           ----------------------------
                                              Joseph C. Christenson
                                               President, Director
                                           (Principal Executive Officer)

  January 26, 1996                         /s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                              Chief Financial Officer

  January 26, 1996                         /s/Larry G. Paulson
                                           ----------------------------
                                           Larry G. Paulson, Secretary,
                                            Vice President of Research
                                            and Development, Director

  January 26, 1996                         /s/Bruce C. Huber
                                           ----------------------------
                                             Bruce C. Huber, Director

  January 26, 1996                         /s/David C. Malmberg
                                           ----------------------------
                                           David C. Malmberg, Director

  January 26, 1996                         /s/Peter R. Peterson
                                           ----------------------------
                                           Peter R. Peterson, Director

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of PPT VISION, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, cash flows, and shareholders' equity present fairly, in all material respects, the financial position of PPT VISION, Inc. (formerly Pattern Processing Technologies, Inc.) at October 31, 1995 and 1994, and the results of its operations and cash flows for each of the three fiscal years in the period ended October 31, 1995 in conformity with the generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Minneapolis, MN
November 22, 1995


BALANCE SHEET

                                                      October 31
                                                   1995         1994
ASSETS
Current Assets:
Cash and Cash Equivalents                       $1,234,890   $1,092,186
Accounts Receivable, Net                         2,686,862    1,937,657
Inventories, Net                                   942,861      784,604
Other Current Assets                                47,832       40,177
  Total Current Assets                          $4,912,445   $3,854,624
Restricted Cash                                    212,792      212,792
Other Assets                                        64,348       65,429
Furniture, Fixtures & Equipment, Net               501,085      315,933
Deferred Income Tax Benefit                        407,000         -
Total Assets                                    $6,097,670   $4,448,778

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                  $564,151     $461,954
Commissions Payable                                 54,440       43,054
Accrued Expenses                                   162,282       96,878
  Total Current Liabilities                       $780,873     $601,886
Commitments and Contingencies
Deferred Rent                                      171,921      128,350
Shareholders' Equity:
Preferred Stock:  Authorized 10,000,000 Shares;
Issued and Outstanding 0 and 87,499                   -         255,952
Common Stock $.10 Par Value;
Authorized 10,000,000 Shares;
Issued and Outstanding 2,385,860 and 2,293,714     238,586      229,371
Capital in Excess of Par Value                  11,787,237   11,461,135
Accumulated Deficit                             (6,880,947)  (8,227,916)
 Total Shareholders' Equity                     $5,144,876   $3,718,542
 Total Liabilities and Shareholders' Equity     $6,097,670   $4,448,778


See Notes to Financial Statements


STATEMENT OF OPERATIONS

                                           Year Ended October 31
                                      1995         1994           1993
Net Revenues                       $9,749,589   $6,587,245     $5,935,173
Cost of Sales                       4,441,673    3,026,107      2,538,621
  Gross Margin                      5,307,916    3,561,138      3,396,552
Expenses:
Selling                             2,279,041    1,969,909      1,575,824
General and Administrative            850,765      711,222        550,341
Research and Development            1,299,050    1,133,182        831,045
  Total Expenses                    4,428,856    3,814,313      2,957,210
Income (Loss) from Operations         879,060     (253,175)       439,342
Interest Income                        61,342       39,328         14,395
Interest Expense                       (1,933)        (361)          -
Other Income (Expense)                  1,500        1,506        (18,508)
Net Income (Loss) before Taxes        939,969     (212,702)       435,229
Income Tax Benefit                    407,000         -              -
Net Income (Loss)                  $1,346,969    $(212,702)      $435,229
Per Share Data:
Weighted Average Common Shares
Outstanding                         2,433,014    2,303,439      2,157,449
Net Income (Loss) per Share           $0.55       $(0.09)         $0.20

See Notes to Financial Statements



STATEMENT OF CASH FLOWS

                                                          Year Ended October 31
                                                      1995         1994
1993
Net Income (Loss)                                 $1,346,969   $ (212,702)   $  435,229
Adjustment to Reconcile Net Income (Loss)
to Net Cash Provided by Operating Activities:
  Depreciation and Amortization                      165,386      131,406       114,930
  Deferred Rent                                       43,571      128,350          -
  Deferred Income Tax Benefit                       (407,000)        -             -
Change in Assets and Liabilities:
  Accounts Receivables                              (749,205)     (72,003)     (888,717)
  Inventories                                       (158,257)       8,522      (187,954)
  Other Assets                                        (7,869)       5,252        16,388
  Restricted Cash                                       -        (212,792)         -
  Accounts Payable                                   102,197       31,176        28,832
  Commissions Payable                                 11,386       (6,346)       29,766
  Accrued Expenses                                    65,404      (44,529)       25,587
Total Adjustments                                   (934,387)     (30,964)     (861,168)
Net Cash Provided (Used) by Operating Activities     412,582     (243,666)     (425,939)
Cash Flows From Investing Activities:
  Capital Acquisitions                              (349,243)    (193,880)      (83,755)
Net Cash Used by Investing Activities               (349,243)    (193,880)      (83,755)
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock              79,365      547,482     1,115,715
Net Cash Provided by Financing Activities             79,365      547,482     1,115,715
Net Increase in Cash and Cash Equivalents            142,704      109,936       606,021
Cash and Cash Equivalents at Beginning of Year     1,092,186      982,250       376,229
Cash and Cash Equivalents at End of Year          $1,234,890   $1,092,186    $  982,250

See Notes to Financial Statements



STATEMENT OF SHAREHOLDERS' EQUITY

                                                               Capital in Excess                                     Accumulated
                                  Common Shares  Common Stock    of Par Value     Preferred Shares  Preferred Stock   (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
October 31, 1992                   1,754,394       $175,439       $9,632,480          162,499          $475,342      $(8,450,443)
Stock Issued through the
Exercise of Stock Options             22,066          2,207           15,586
Stock Issued through the
Employee Stock Purchase Plan          14,562          1,456           44,851
Stock Issued through
Conversion of Preferred Shares        28,571          2,857          192,157          (66,667)         (195,014)
Stock Issued through Private
Placement (Net of Issue Costs)       330,000         33,000        1,018,615
Net Income                                                                                                               435,229
October 31, 1993                   2,149,593        214,959       10,903,689           95,832           280,328       (8,015,214)
Stock Issued through the
Exercise of Stock Options             43,162          4,316           34,553
Stock Issued through the
Employee Stock Purchase Plan          17,388          1,739           68,509
Stock Issued through
Conversion of Preferred Shares         3,571            357           24,019           (8,333)          (24,376)
Stock Issued through Private
Placement (Net of Issue Costs)        80,000          8,000          430,365
Net Loss                                                                                                                (212,702)
October 31, 1994                   2,293,714        229,371       11,461,135           87,499           255,952       (8,227,916)
Stock Issued through the
Exercise of Stock Options             43,580          4,358           38,600
Stock Issued through the
Employee Stock Purchase Plan          11,066          1,107           35,300
Stock Issued through
Conversion of Preferred Shares        37,500          3,750          252,202          (87,499)         (255,952)
Net Income                                                                                                             1,346,969
October 31, 1995                   2,385,860       $238,586      $11,787,237             -                $-         $(6,880,947)

See Notes to Financial Statements


NOTES TO FINANCIAL STATEMENTS

Note 1:
Organization and Operations
---------------------------
   The Company designs, manufactures, markets and integrates machine vision based automated inspection systems. The systems are used to improve productivity and quality by automating inspection tasks in manufacturing applications such as assembly verification, flaw detection, character verification or measurement tasks.
   In March 1995, the Company's shareholders approved a change in the Company's name to PPT VISION, Inc. The Company was formerly known as Pattern Processing Technologies, Inc.

Note 2:
Summary of Significant Accounting Policies
------------------------------------------

Accounts Receivable
   Accounts receivable are shown net of allowance for doubtful accounts of $35,000 at October 31, 1995 and $55,000 at October 31, 1994.

Inventories
   Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (FIFO) basis. As of October 31, 1995 and 1994 inventories consist of the following:

                    1995      1994
Manufactured and
Purchased Parts   $680,919  $493,567
Work-In-Process    214,410   230,924
Finished Goods      47,532    60,113
                  --------  --------
   Totals         $942,861  $784,604

Other Assets and Amortization
   Other Assets at October 31, 1995 and 1994 consist of the following:

                      1995       1994
Patent and
Trademark            $70,515    $63,307
Security Deposits        192      7,187
Investment in
Related Party         52,500     52,500
                     -------    -------
                     123,207    122,994
Less Accumulated
Amortization         (58,859)   (57,565)
                     --------   --------
  Total other assets $64,348    $65,429

The investment in a related party represents common stock the Company intends to hold as an investment and is recorded at cost. During 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS). No. 115 requires certain investments in debt and equity securities to be recorded at fair market value. The adjustment to market value as of October 31, 1995 and 1994 was not made due to the immaterial amount. Patent and trademark costs are amortized over 60 months.

Fixed Assets and Depreciation

   Furniture, fixtures and equipment are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31 furniture, fixtures and equipment consisted of the following:

                   1995         1994
Equipment       $1,743,291   $1,412,187
Furniture and
fixtures           234,967      231,584
                ----------   ----------
                 1,978,258    1,643,771
Accumulated
depreciation    (1,477,173)  (1,327,838)
                -----------  -----------
  Total           $501,085     $315,933

Revenue Recognition
   The Company records sales revenue based on shipment to the customer.

Research and Development
   Expenditures for research and development are expensed as incurred.

Income Taxes
   Income taxes are provided on the liability method. Under the liability method, deferred income taxes are provided on the difference in basis of assets and liabilities between financial reporting and tax returns using expected tax rates.

Income (Loss) Per Share
   Income per share computations are based on the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents consist of convertible preferred stock, options and warrants outstanding during the year.

Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.
   Non-cash transactions in 1995 consist of $255,952 related to the conversion of 87,499 preferred shares into 37,500 shares of common stock and $37,514 related to the transfer of long-term assets to inventory. In 1994 non-cash transactions consist of $24,376 related to the conversion of 8,333 preferred shares into 3,571 shares of common stock and $15,345 related to the transfer of long-term assets to inventory. In 1993 non-cash transactions consist of $16,093 related to the transfer of long-term assets to inventory.

Note 3:
Customer Information
--------------------
Significant Customer Information
   During 1995, revenue from one customer accounted for 17% of net revenues. During 1994 and 1993, revenue from another customer accounted for 10% and 18% of net revenues respectively.

Customer Geographic Data
   North American and export sales as a percentage of net revenues in 1995 and 1994 is as follows:

            1995    1994    1993
North        67%     73%     87%
America
Europe       21%     24%     10%
Far East     12%      3%      3%

Note 4:
Accrued Expenses
     Accrued liabilities at October 31, 1995 and 1994 include:

                           1995      1994
Vacation                 $30,152   $30,152
Employee Stock Purchase
Plan Payroll Deductions   33,053    33,813
Compensation Accrual      68,257
Other                     30,820    32,913
                        --------   -------
  Total                 $162,282   $96,878

Note 5:
Preferred Stock
---------------
   In 1985, the Company issued a total of 166,666 shares of Series 1985 Convertible Preferred shares ("Series 1985 Shares"). Prior to September 1995, holders of 79,167 Series 1985 Shares converted their shares to common stock.
   The Company called the remaining 87,499 outstanding Series 1985 Shares for redemption effective September 11, 1995, subject to the holders' rights to convert their Shares to common stock prior to the effective time of redemption.
   Each of the holders of the remaining outstanding Series 1985 Shares converted the shares prior to the effective time of the redemption and the Company issued a total of 37,500 shares of common stock upon the conversion. Accordingly, effective as of September 11, 1995, all the Company's Series 1985 Shares have been converted to common stock and any future obligations of the Company to redeem the Series of 1985 Shares or to pay dividends with respect to the Series 1985 Shares have been eliminated.

Note 6:
Common Stock Options and Warrants
---------------------------------
   Under the Company's 1988 Stock Option Plan the Company may issue up to 400,000 shares of common stock to employees and directors. Options are granted at prices equal to the average of the bid and ask prices on the date of the grant. The granting of options and their vesting is within the discretion of the Company's Board of Directors.

   A summary of stock options issued and outstanding under the 1988 Stock Option Plan is as follows:

                     Number of Shares
                    ------------------
                    Employee   Director
                    Options    Options
Balance at
October 31, 1992     156,565     18,300
Granted               38,500      2,000
Exercised            (22,066)    (8,000)
Balance at
October 31, 1993     173,002     12,300
Granted               47,500     26,000
Exercised            (43,162)         0
Forfeited               (975)         0
Balance at
October 31, 1994     176,365     38,300
Granted               14,750          0
Exercised            (42,580)    (1,000)
Forfeited             (3,125)         0
Balance at
October 31, 1995     145,410     37,300

As of October 31, 1995:
Price Range of Outstanding Options
   Options            $1.50-     $2.50-
                      $9.50      $6.00
   Expiration
   Dates           1996-2000   1996-1999
   Options
   Exercisable       109,385     19,450

   During the year ended October 31, 1995, stock options were exercised at prices of $0.66 to $5.38 per share under the Employee Stock Option Plan.
   In April of 1993, the Company issued a warrant to purchase 33,000 shares of common stock with an exercise price of $3.75 and an expiration date of April of 1996.

Note 7:
Stock Offerings
---------------
   In February of 1994, the Company completed a private equity placement, issuing 80,000 shares of common stock at $5.50 per share, that raised $438,365 net of offering costs of $1,635.

Note 8:
Employee Stock Purchase Plan
----------------------------
   In March 1995 shareholders approved the adoption of the 1995 Employee Stock Purchase Plan to replace the 1990 Employee Stock Purchase Plan which expired in 1995. Under the terms of the 1995 Purchase Plan, 150,000 shares have been reserved for issuance under the Plan.
   The first phase of the Plan began on June 1, 1995 and employees were granted the right to purchase 19,950 shares at $3.29 per share under the Plan.
   Phase five of the 1990 Plan ended on May 31, 1995 and employees purchased 11,066 shares at $3.29 per share.

Note 9:
Commitments & Contingencies
---------------------------
   Rental expense under operating leases was $163,100, $162,823 and $97,960 in 1995, 1994 and 1993 respectively. Minimum future rental payments due under noncancelable operating lease agreements are as follows:

1996                       $156,048
1997                        179,688
1998                        184,416
1999                        189,198
Thereafter                  262,436
                           --------
Total                      $971,786

Letter of Credit
   During 1994 the Company obtained a standby letter of credit for a security deposit related to the Company's building lease. The letter of credit is secured by the restricted cash balance of $212,792. Beginning in June 1996 the restricted cash balance begins to decrease on a dollar for dollar basis with cash base rental payments through August 1997.

Note 10:
Employee Saving Plan
--------------------
   The Company provides a supplementary retirement savings plan which is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifteen percent of their monthly earnings on a pre-tax basis subject to annual contribution limitations. The Company makes matching contributions of fifty cents for each dollar contributed by each Plan participant up to a maximum of $750 annually. The Company's contributions under this program were approximately $30,876, $26,407 and $14,620 for the years ended October 31, 1995, 1994 and 1993 respectively.

Note 11:
Income Taxes
------------
   No current tax provisions were recorded in the fiscal years ended October 31, 1995 and 1994 due to the utilization of net operating loss (NOL) carry forwards. The deferred tax provisions of approximately $36,000 and $60,000 for the years ended October 31, 1995 and 1994, respectively, are negated by reductions in the FAS 109 valuation allowances.

   At October 31, 1995, the Company has approximately $6.6 million of combined loss carry forwards and net deductible temporary differences available to offset taxable income in future periods. The $6.6 million of future tax deduction is comprised of net operating loss carry forwards for tax return purposes of approximately $5.9 million (expiring in fiscal 1999 to 2009) and net deductible temporary differences available to offset taxable income in future periods of approximately $700,000. The Company also has approximately $340,000 of research and development tax credit carry forwards which generally expire over the same time period. At existing tax rates, the future tax benefit approximates $2.6 million for financial statement purposes.
   The utilization of the carry forwards and net deductible temporary differences to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carry forward periods. The carry forwards are also subject to certain annual limitations pursuant to IRS Code Section 382. A valuation allowance was established for the entire net tax benefit associated with all carry forwards and temporary differences at October 31, 1994. At October 31, 1995, a reduction to the valuation allowance was recorded because future realization of a portion of this benefit is expected.
   An analysis of the effective rate on earnings and a reconciliation of the expected federal statutory rate for the years ended October 31, 1995, and 1994 is as follows:
                            1995     1994
Expected tax provision
at statutory rate         $320,000 ($72,000)
State income tax
provision, net of
federal tax effect          56,000  (13,000)
Research and
Development Credit          17,000   17,000
Increase/(Utilization)
of net operating loss
carry forward             (397,000)  66,000
(Reduction) of
valuation allowance       (407,000)
Other                        4,000    2,000
                         ---------- -------
        Total            ($407,000)      $0

Deferred tax assets (liabilities) are comprised of the following at October 31:

                   1995         1994
Depreciation     $102,000      $90,000
Deferred Rent      69,000       51,000
Other              94,000       88,000
Net Operating
Loss Carry
forwards        2,361,000    2,794,000
Valuation
Allowance      (2,219,000)  (3,023,000)
               -----------  -----------
Net deferred
tax asset        $407,000           $0

                                  SCHEDULE VIII


Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:


                              Balance at  Additions    Deductions  Balance at
                              Beginning   Charged to   and Write-    End of
                              of Period    Earnings       offs       Period
                            ---------------------------------------------------
Year Ended October 31, 1993   $15,000      $43,000    ($2,999)      $55,001

Year Ended October 31, 1994   $55,001      $43,624   ($43,624)      $55,001

Year Ended October 31, 1995   $55,001      $68,849   ($88,850)      $35,000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of PPT VISION, Inc.

     Our audits of the financial statements referred to in our report dated November 22, 1995 appearing on page 17 of this Form 10-K of PPT VISION, Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP
Minneapolis, Minnesota
November 22, 1995