Form 10-Q
period 1996-01-31
PPT VISION INC
filed 1996-03-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               Form 10-Q
                              -----------

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For Quarter Ended January 31, 1996 Commission
                          File Number 0-11518



                          PPT VISION, INC.
----------------------------------------------------------------
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

                             (612) 996-9500
 ----------------------------------------------------------------------
           (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last 90 days.              Yes  X  No

Shares of $0.10 par value common stock outstanding at March 6, 1996:
                                                    2,397,770 Total pages this
                                                    report:  12

Page (2)

                                  INDEX

                                PPT VISION, INC.

Part I.    Financial Information                                 Page
-------    ---------------------

Item 1.    Financial Statements
           Balance Sheets--as of January 31, 1996 and              3
           October 31, 1995

           Statement of Operations for the Three-Month             4
           Periods ended January 31, 1996 and January 31, 1995

           Statement of Cash Flows--Three-Month Periods            5
           ended January 31, 1996 and January 31, 1995

           Notes to Financial Statements-- January 31, 1996        6

Item 2.    Management's Discussion and Analysis of                 7
           Financial Condition and Results of Operations

Part II.   Other Information                                       9
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                            10
           ----------


Page (3)
                                PPT VISION, INC.

                                  BALANCE SHEET


                                           01/31/96     10/31/95
                                        (Unaudited)     (Note A)
                                        -----------     --------
ASSETS
Cash and cash equivalents                $1,654,299   $1,234,890
Accounts receivable, net                  2,423,247    2,686,862
Inventories:
  Manufactured and purchased parts          580,056      680,919
  Work-in-process                           260,591      214,410
  Finished goods                             64,601       47,532
Other current assets                         96,049       47,832
                                          ---------    ---------
     Total current assets                 5,078,843    4,912,445
Restricted cash                             212,792      212,792
Furniture, fixtures and equipment, net      632,627      501,085
Other assets                                 72,153       64,348
Deferred income tax benefit                 407,000      407,000
                                          ---------    ---------
     Total assets                        $6,403,415   $6,097,670
                                         ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities                        $504,640     $780,873

Deferred rent                               177,494      171,921

Common stock                                239,439      238,586
Capital in excess of par value           11,805,909   11,787,237
Accumulated deficit                      (6,324,067)  (6,880,947)
                                         ----------   ----------

     Total shareholders' equity           5,721,281    5,144,876
     Total liabilities and
      shareholders' equity               $6,403,415   $6,097,670
                                         ==========   ==========

Page (4)
                                PPT VISION, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended
                                              January 31,
Statement of Operations                    1996         1995
                                         ----------   ----------
Net revenues                             $3,135,003   $2,029,430
Cost of sales                             1,302,565      963,278
                                          ---------    ---------
Gross margin                              1,832,438    1,066,152
Expenses:
  Sales and marketing                       571,431      540,408
  General and administrative                280,383      168,719
  Research and development                  446,573      309,493
                                          ---------    ---------
  Total expenses                          1,298,387    1,018,620
                                          ---------    ---------
Income from operations                      534,051       47,532
Interest income                              15,431        9,163
Other income (expense)                        7,398         (514)
                                          ---------    ---------
Net income                                 $556,880      $56,181
                                          =========    =========
Per share data:
Weighted average common shares
 outstanding                              2,522,042    2,353,020
Net income per share                          $0.22        $0.02
                                          =========    =========

Page (5)


                                PPT VISION, INC.
                             STATEMENT OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                        Three Months  Three Months
                                            Ended         Ended
                                         January 31,   January 31,
                                             1996         1995
                                        ------------  ------------
Cash flows from operating activities:
Net income                                  $556,880       $56,181
Adjustments to reconcile net income to
 net cash provided by operating activities
  Depreciation and amortization               52,325        35,272
  Transfer of long-term assets to
   inventory                                   6,140        23,469
  Deferred rent                                5,573        37,491
Change in assets and liabilities
  Accounts receivable                        263,615      (242,102)
  Inventories                                 37,613       (47,764)
  Other assets                               (48,217)       (5,138)
  Accounts payable and accrued expenses     (276,233)        6,194
                                          ----------    ----------
  Total adjustments                           40,816      (192,578)
                                          ----------    ----------
  Net cash provided by operating
   activities                                597,696      (136,397)
Cash flows from investing activities:
  Capital acquisitions                      (197,812)      (49,735)
                                          ----------    ----------
  Net cash used in investing activities     (197,812)      (49,735)
Cash flows from financing activities
  Proceeds from issuance of common stock      19,525        17,853
                                          ----------    ----------
   Net cash provided by financing
    activities                                19,525        17,853
                                          ----------    ----------
Net increase (decrease) in cash and
       cash equivalents                      419,409      (168,279)
                                          ----------    ----------
Cash and cash equivalents at beginning
of year                                    1,234,890     1,092,186
                                          ----------     ---------
Cash and cash equivalents at end of
 period                                   $1,654,299      $923,907
                                          ==========     =========
<TABLE/>

Page (6)

                                PPT VISION, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED) January 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

Certain items in the 10-Q report for the quarter ended January 31, 1995 have been reclassified to conform with the current reporting format.

Page (7)


Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Results of Operations
---------------------
Net revenues for the three months ended January 31, 1996 were $3,135,003, an increase of 54.5 percent from $2,029,430 for the three months ended January
31, 1995.  During the first quarter of fiscal 1996, 112 vision systems were shipped compared to 69 units during the same period in fiscal 1995, an increase of 62.3 percent.  International sales represented 39.5% of revenues during the first quarter of fiscal 1996, up from 23.9% of revenues for the same period in fiscal 1995.  In the first quarter of fiscal 1996, revenues grew 155.3% internationally and 22.8% in the U.S. over the first quarter of fiscal 1995.  The Company's revenue growth was in part driven by international sales to electronic component manufacturers.  In addition, U.S. sales benefited by strength in automobile and electronic component markets.

For the first quarter of fiscal 1996 the Company's gross margin was 58.4%.
This compares with a gross margin of 52.5% for the same period in fiscal 1995.
The improvement in gross margin was primarily due to economies of scale related to increasing volume and reduced material costs. The Company anticipates that its gross margin will remain relatively constant or increase slightly in fiscal 1996 if it is able to achieve increased revenue volumes.

Sales and marketing expenses in the first quarter of fiscal 1996 increased 5.7 percent to $571,431 from $540,408 for the first quarter of fiscal 1995. As a percentage of sales, sales and marketing expenses for the first three months of fiscal 1996 decreased to 18.2 percent, compared to 26.6 percent for the same period in fiscal 1995. The decline in selling expenses as a percent of sales is primarily due to the Company's ability to leverage its sales, support, and distribution infrastructure. Although the Company anticipates selling expenses to increase in fiscal 1996 as the Company invests additional amounts in sales, support, and distribution infrastructure, the Company believes that these expenditures as a percentage of revenues will remain relatively constant throughout the remainder of this period.

General and administrative expenses for the three months ended January 31, 1996 were $280,383, a 66.2 percent increase compared to $168,719 for the same period in the prior year. As a percent of sales, general and administrative expenses increased to 8.9 percent for the three months ended January 31, 1996 from 8.3% percent for the first three months of fiscal 1995. This increase was primarily the result of expenses related to the Company's listing on the National Market tier of the Nasdaq Stock Market and the hiring of a chief financial officer in the second quarter of fiscal 1995. The Company expects that general and administrative expenses may continue to increase but will decline in fiscal 1996 as a percentage of sales if the company is able to achieve increasing revenue volumes.

Page (8)

Research and development expenses for the three months ended January 31, 1996 were $446,573, a 44.3 percent increase compared to $309,493 for the same period in fiscal 1995. As a percentage of net revenues, research and development expenses decreased during the three months ended January 31, 1996 to 14.2 percent from 15.2 percent for the first three months of fiscal 1995.
The increase in expenditures in the first quarter of fiscal 1996 is mainly due to new product development programs and the necessary new employees to support these efforts. The decline in terms of percentage of sales in the first quarter of fiscal 1996 is the result of the Company's growing revenue base.

Interest income in the three months ended January 31, 1996 was $15,431 versus
$9,163 for the same period in fiscal 1995. Other income/(expense) in the three months ended January 31, 1996 was $7,398 versus ($514) for the same period in fiscal 1995.

The Company had a net profit of $556,880, or 22 cents per share, for the three months ended January 31, 1996 compared to a net profit of $56,181, or 2 cents per share, for the same period in fiscal 1995. This increase in net profit is a result of the growth in revenues along with management of operating expenses to a lower rate of growth than sales and improving gross margins due to economies of scale related to increasing volume and reduced material costs.

Liquidity and Capital Resources
-------------------------------
Working capital increased to $4,574,203 on January 31, 1996 from $4,131,572 on
October 31, 1995.  The Company financed its increased sales in the first quarter of fiscal 1996 through internally generated cash flow and existing cash and cash equivalents.  Net cash provided from operating activities was
$597,696.  Due to improved collection performance, accounts receivable decreased $263,615 during the first quarter of fiscal 1996.  Inventories also declined by $37,613 during the same time period.  The Company used $197,812 in cash flow in investing activities, primarily for the purchase of capital equipment.  In addition, the Company generated $19,525 from its financing activities as a result of issuances of its Common Stock.

Current assets increased to $5,078,843 at January 31, 1996 from $4,912,445 at October 31, 1995. This increase was primarily due to an increase in cash and cash equivalents with a partially offsetting decline in accounts receivable to $2,423,247 at January 31, 1996 from $2,686,862 at October 31, 1995. The
Company's cash and cash equivalents increased to $1,654,299 at January 31, 1996 from $1,234,890 at October 31, 1995. Inventories decreased to $905,248 at January 31, 1996 from $942,861 at October 31, 1995.

The Company's current liabilities decreased to $504,640 at January 31, 1996 from $780,873 at October 31, 1995. This was mainly due to lower trade accounts payable.

The Company believes that its cash flow from operations together with existing cash and cash equivalents will be adequate to finance its working capital and capital resource needs for fiscal 1996. However, depending upon the level of growth in its business and external competitive factors, the Company may determine that it is prudent to raise additional capital.

Page (9)

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

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES
            -------------------------------

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            On March 6, 1996, the Company held its Annual Meeting of
            Shareholders. At the meeting, the following action was taken:

            The following persons were re-elected to the Company's Board of Directors receiving the votes set forth opposite their names:

                                          For      Withheld    Abstain
                                       --------    --------    -------
               Joseph C. Christenson   2,173,213     1,456        909
               Larry G. Paulson        2,173,401     1,268        909
               Bruce C. Huber          2,173,213     1,456        909
               Peter R. Peterson       2,173,363     1,306        909
               David Malmberg          2,173,401     1,268        909

Item 5.     OTHER INFORMATION
            -----------------
            On December 28, 1995 the Common Stock of PPT Vision, Inc. began trading on the Nasdaq National Market tier of the Nasdaq Stock
            Market.  The symbol for the Company's Common Stock is PPTV.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                              Page
            --------------------------------                              ----
            (a) Exhibits:

                1.  Exhibit 11 - Calculation of Earnings/(Loss) per Share   11
                2.  Exhibit 27 - Financial Data Schedule                    12

             (b)Reports on Form 8-K

               1. On December 19, 1995 the Company filed on Form 8-K its audited financial statements for the year ended October 31, 1995, including a balance sheet, statement of operations, statement of cash flows, statement of shareholders' equity, and notes to financial statements. This filing also included the Report of Independent Accountants.

Page(10)


                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.



                                                  PPT VISION, INC.
Date:  March 13, 1996
                                                  /s/Thomas R. Northenscold
                                                  ---------------------------
                                                  Thomas R. Northenscold
                                                  Chief Financial Officer

Page (11)

                                                                  Exhibit 11
                            PPT VISION, INC.

                    Calculation of Earnings Per Share

                                           Three Months   Three Months
                                               Ended          Ended
                                            January 31,    January
                                            31,
                                               1996           1995
                                           ------------   -----------
Primary earnings per share
  Net income                                   $556,880       $56,181
Common and common equivalent shares:
  Weighted average number of common
  shares outstanding                          2,388,815     2,305,334

  Dilutive effect of stock options
  outstanding after application
  of treasury stock method                      133,227        47,686
                                              ---------     ---------
                                              2,522,042     2,353,020
                                              =========     =========
Primary net income per common and common
equivalent share:
  Net income                                      $0.22        $0.02



