Form 10-Q
period 1996-04-30
PPT VISION INC
filed 1996-05-15
CIK 704460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 1996
                         Commission File Number 0-11518



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

Shares of $0.10 par value common stock outstanding at April 30, 1996: 3,679,717
                                                    Total pages this report:  14

                                     INDEX

                                PPT VISION, INC.


                                                                 Page
Part I.    Financial Information
- -------    ---------------------

Item 1.    Financial Statements

           Balance Sheets--as of April 30, 1996 and               3
           October 31, 1995

           Income Statements for the Three-Month and              4
           Six-Month Periods ended April 30, 1996 and
           April 30, 1995

           Statement of Cash Flows--Six-Month Periods             5
           ended April 30, 1996 and April 30, 1995

           Notes to Financial Statements--April 30, 1996          6

Item 2.    Management's Discussion and Analysis of                7
           Financial Condition and Results of Operations

Part II.   Other Information                                     11
- --------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                            12
           ----------


                                PPT VISION, INC.

                                 BALANCE SHEETS


                                        04/30/96      10/31/95
                                       (Unaudited)    (Note A)
ASSETS
Cash and cash equivalents             $  1,651,001  $ 1,234,890
Accounts receivable, net                 3,060,258    2,686,862
Inventories:
  Manufactured and purchased parts       1,044,263      680,919
  Work-in-process                          114,389      214,410
  Finished goods                            72,104       47,532
Other current assets                       111,674       47,832
                                       -----------  -----------
     Total current assets                6,053,689    4,912,445

Restricted cash                            212,792      212,792
Fixed assets, net                          653,096      501,085
Other assets, net                           77,567       64,348
Deferred income taxes                      407,000      407,000
                                       -----------  -----------
     Total assets                      $ 7,404,144  $ 6,097,670
                                       ===========  ===========

LIABILITIES AND EQUITY
Current liabilities                    $   702,214  $   780,873

Commitments and contingencies:
Deferred rent                              172,427      171,921

Shareholders' equity (Note B):
Common stock                               367,972      357,870
Capital in excess of par value          11,864,235   11,667,953
Accumulated (deficit)                   (5,702,704)  (6,880,947)
                                       -----------  -----------
     Total shareholders' equity          6,529,503    5,144,876
                                       -----------  -----------
     Total liabilities and
     shareholders' equity              $ 7,404,144  $ 6,097,670
                                       ===========  ===========



                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                                Three Months Ended        Six Months Ended
                                     April 30,               April 30,
                                 1996        1995        1996        1995
                              ----------   ----------  ----------  ----------
Net revenues                  $3,212,409  $1,966,006   $6,347,412  $3,995,436
Cost of sales                  1,268,478     924,249    2,571,044   1,887,527
                              ----------   ----------  ----------  ----------
Gross profit                   1,943,931   1,041,757    3,776,368   2,107,909

Operating expenses:
  Selling                        659,598     534,185    1,231,029   1,074,593
  General and administrative     250,221     190,445      530,603     359,164
  Research and development       441,570     298,167      888,143     607,660
                              ----------   ----------  ----------  ----------
  Total expenses               1,351,389   1,022,797    2,649,775   2,041,417
                              ----------   ----------  ----------  ----------
Income from operations           592,542      18,960    1,126,593      66,492

Interest income                   28,675      14,925       44,106      24,088
Other income (expense)               146        (635)       7,544      (1,149)
                              ----------   ----------  ----------  ----------
Net income                    $  621,363  $   33,250   $1,178,243  $   89,431
                              ==========   ==========  ==========  ==========
Per share data (Note B):
Net income per share             $0.16       $0.01        $0.31       $0.03
Weighted average common
shares outstanding             3,834,643   3,586,645    3,825,454   3,497,488






                                PPT VISION, INC.
                             STATEMENT OF CASH FLOWS
                Increase/(Decrease) in Cash and Cash Equivalents


                                             Six Months Ended   Six Months Ended
                                              April 30, 1996     April 30, 1995
                                              --------------     --------------
Cash flows from operating activities:
Net income                                     $1,178,243         $   89,431
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization                   114,167             66,044
  Deferred rent                                       506             32,424
Change in assets and liabilities
  Accounts receivable                            (373,396)           (62,720)
  Inventories                                    (287,895)           (96,645)
  Other assets                                    (63,842)             4,107
  Accounts payable and accrued expenses           (78,659)            21,615
                                                ----------         ----------
Total adjustments                                (689,119)           (35,175)
                                                ----------         ----------
Net cash provided by operating activities         489,124             54,256

Cash flows from investing activities:
  Purchase of fixed assets                       (279,397)          (121,554)
                                                ----------         ----------
Net cash used in investing activities            (279,397)          (121,554)
Cash flows from financing activities
  Proceeds from issuance of common stock          206,384             23,611
                                                ----------         ----------
Net cash provided by financing activities         206,384             23,611
                                                ----------         ----------
Net increase (decrease) in cash and
 cash equivalents                                 416,111            (43,687)
Cash and cash equivalents at beginning of year  1,234,890          1,092,186
                                                ---------          ----------
Cash and cash equivalents at end of period     $1,651,001         $1,048,499
                                                ==========         ==========


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

APRIL 30, 1996

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

NOTE B - STOCK SPLIT

On March 14, 1996, the Board of Directors approved a three-for-two stock split in the form of a fifty percent (50%) stock dividend. The distribution of shares was made on April 5, 1996 to shareholders of record as of March 25, 1996. All historical share and per share data included in the financial statements and exhibits have been restated to reflect the stock split.

Item 2
- ------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Net revenues increased 63% to $3,212,409 for the three-month period ended April 30, 1996 compared to net revenues of $1,966,006 for the same period in fiscal 1995. For the six-month period ended April 30, 1996, net revenues increased 59% to $6,347,412 compared to net revenues of $3,995,436 for the same period in fiscal 1995. The increase in net revenues in fiscal 1996 was due to a 61% growth in unit sales, with sales of the Company's machine vision systems increasing to 229 in the first six months of fiscal 1996 versus 142 for the same period in fiscal 1995. Unit sales for the three-month period ended April 30, 1996 increased 60% to 117 versus 73 for the same period in fiscal 1995. The Company attributes its sales growth to increased demand in all markets, with particularly strong results shown internationally. In the first six months of fiscal 1996 net revenues increased 89% outside North America and 49% in North America. Sales to customers outside North America represented 34% of net revenues for the six-month period ended April 30, 1996, compared to 29% for the same period in fiscal 1995. The increase internationally is primarily the result of increased sales to electronic component manufacturers in the Far East through international distributors. The increase in North America is primarily the result of increased sales to the electronics and automobile manufacturers.

Gross profit increased 87% to $1,943,931 for the three-month period ended April 30, 1996 compared with $1,041,757 for the same period in fiscal 1995. For the six-month period ended April 30, 1996, gross profit increased 79% to $3,776,368 compared with $2,107,909 for the same period in fiscal 1995. As a percentage of net revenues, the gross profit increased to 61% for the three-month period ended April 30, 1996 from 53% for the same period in fiscal 1995. For the six-month period ended April 30, 1996, the gross profit as a percentage of net revenues increased to 59% from 53% for the same period in fiscal 1995. The increase in gross profit in fiscal 1996 is primarily due to economies of scale related to increasing volume and to decreased material costs. The Company anticipates that it can support increased net revenues at its current manufacturing capacity.

Selling expenses increased 23% to $659,598 for the three-month period ended April 30, 1996 compared with $534,185 for the same period in fiscal 1995. For the six-month period ended April 30, 1996, selling expenses increased 15% to $1,231,029 compared with $1,074,593 for the same period in fiscal 1995. As a percentage of net revenues, selling expenses declined to 21% for the three-month period ended April 30, 1996 from 27% for the same period in fiscal 1995. For the six-month period ended April 30, 1996, selling expenses as a percentage of net revenues decreased to 19% from 27% for the same period in fiscal 1995. The decline in selling expenses as a percentage of net revenues is primarily due to the Company's ability to leverage its sales, applications engineering and international distribution infrastructure. Selling expenses for international sales are primarily incurred by the Company's distributors. Although the Company anticipates selling expenses to increase in the remainder of fiscal 1996 as the Company invests additional amounts in sales and applications engineering, the Company believes that these expenditures will not increase substantially as a percentage of net revenues for the remainder of this fiscal year.

General and administrative expenses increased 31% to $250,221 for the three-month period ended April 30, 1996 compared with $190,445 for the same period in fiscal 1995. For the six-month period ended April 30, 1996, general and administrative expenses increased 48% to $530,603 compared with $359,164 for the same period in fiscal 1995. As a percentage of net revenues, general and administrative expenses declined to 8% for the three-month period ended April 30, 1996 from 10% for the same period in fiscal 1995. For the six-month period ended April 30, 1996, general and administrative expenses as a percentage of net revenues decreased to 8% from 9% for the same period in fiscal 1995. The increase in expenditures in 1996 is primarily attributable to increased expenses associated with operating the Company as it continues to grow and to investments in management infrastructure. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's growing revenue base. The Company believes that general and administrative expenses may decline slightly as a percentage of net revenues during the remainder of fiscal 1996.

Research and development expenses increased 48% to $441,570 for the three-month period ended April 30, 1996 compared with $298,167 for the same period in fiscal 1995. For the six-month period ended April 30, 1996, research and development expenses increased 46% to $888,143 compared with $607,660 for the same period in fiscal 1995. As a percentage of net revenues, research and development expenses declined to 14% for the three-month period ended April 30, 1996 from 15% for the same period in fiscal 1995. For the six-month period ended April 30, 1996, research and development expenses as a percentage of net revenues decreased to 14% from 15% for the same period in fiscal 1995. The increase in expenses in fiscal 1996 is mainly due to new product development programs and the necessary staffing to support these efforts. The decline as a percentage of net revenues in fiscal 1996 is the result of the Company's growing revenue base. As the Company continues to invest in next generation software and hardware development, it expects research and development expenses may remain constant or increase slightly as a percentage of net revenues during the remainder of fiscal 1996.

No income tax expense or benefit was recorded in the three-month and six-month periods ended April 30, 1996 or the same period in fiscal 1995. Depending on the results of operations for the last six months of fiscal 1996, the Company may determine that it is prudent and necessary to fully recognize the remaining potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods.

Liquidity and Capital Resources
- -------------------------------
Working capital increased to $5,351,475 on April 30, 1996 from $4,131,572 on October 31, 1995. The Company financed its increased sales in the first six months of fiscal 1996 through internally generated cash flow and existing cash and cash equivalents. Net cash provided from operating activities was $489,124 for the six-month period ended April 30, 1996. Due to the increased level of sales activity and a higher percentage of sales occurring in the last half of the second quarter ended April 30, 1996, accounts receivable increased $373,396 during the first six months of fiscal 1996. Inventories increased $287,895 during the first six months of fiscal 1996 due to raw material purchases to support increased sales and new product introductions. The Company used $279,397 in cash flow in investing activities, primarily for the purchase of capital equipment. In addition, The Company generated $206,384 from its financing activities as a result of issuances of its Common Stock upon exercise of stock options and warrants.

Current assets increased to $6,053,689 at April 30, 1996 from $4,912,445 at October 31, 1995. This increase was primarily due to an increase in cash and cash equivalents to $1,651,001 at April 30, 1996 from $1,234,890 at October 31, 1995. Accounts receivable also increased to $3,060,258 at April 30, 1996 from $2,686,862 at October 31, 1995.

Current liabilities decreased to $702,214 at April 30, 1996 from $780,873 at October 31, 1995. This was mainly due to lower trade accounts payable.

The Company believes that it cash flow from operations, existing cash and cash equivalents at April 30, 1996 and the net proceeds of a planned offering of the Company's Common Stock will be adequate for its foreseeable operating needs.

PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------
          None

Item 2:   CHANGES IN SECURITIES
          ---------------------
          None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------
          None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          On March 6, 1996, the Company held its Annual Meeting of Shareholders. At the meeting, the following action was taken:

            (a)The following persons were re-elected to the Company's Board of Directors receiving the votes set forth opposite their names:

                                          For       Withheld    Abstain
                                       ---------    --------    -------
               Joseph C. Christenson   2,173,213     1,456        909
               Larry G. Paulson        2,173,401     1,268        909
               Bruce C. Huber          2,173,213     1,456        909
               Peter R. Peterson       2,173,363     1,306        909
               David Malmberg          2,173,401     1,268        909


Item 5:   OTHER INFORMATION
          -----------------
          Certain Factors Affecting Future Performance
          --------------------------------------------
          In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995 the Company is including in this Quarterly Report on Form 10-Q the following cautionary statements which are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

          Although the Company has experienced significant growth in net revenues over the past five years, there can be no assurance that prior growth rates are indicative of future operating results. In addition, while the Company has directed, and intends to continue to direct, significant resources to building its sales and applications engineering capabilities, corporate infrastructure and research and product development activities, there can be no assurance that such investments will result in increased net revenues or more favorable operating margins. Future operating results may fluctuate due to factors such as demand for the Company's machine vision systems, technological change, the introduction by the Company or its competitors of new products, product enhancements or services, the acceptance by the Company's customers of such new products, product enhancements or services, demand for the products of the Company's
Page 11

          customers, the capital spending patterns of the Company's customers, availability of components integral to the functioning of the Company's products, changes in the level of operating expenses and competitive conditions in the machine vision industry.

          The machine vision industry is highly fragmented and the Company faces competition from a number of companies in the machine vision market, some of which have greater manufacturing and marketing capabilities and greater financial, technological and personnel resources than the Company. The Company may incur significant costs in connection with its engineering research, development, marketing and customer service efforts in order to maintain or enhance its competitive position. In addition, the Company and certain of its competitors which are public companies have historically reported strong operating margins. However, while to date the Company has not experienced significant price competition, competitive pressures may in the future result in price competition among the Company and its competitors which would negatively affect operating margins in general for companies in the machine vision industry and, specifically, could materially and adversely affect the Company's financial condition and results of operations.

          The Company anticipates that international sales will continue to account for a significant portion of its net revenues. International sales are subject to a number of risks, including various regulatory requirements, political and economic changes and disruptions, transportation delays, and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render the Company's products less price competitive relative to local product offerings. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. Although the Company's results of operations have not been materially adversely affected to date by these factors, the long-term impact of these factors on the Company's financial condition or results of operations, including any possible affect on the business outlook in other developing countries, cannot be predicted.

          Stock Split
          -----------
          On March 14, 1996, the Board of Directors approved a three-for-two stock split in the form of a fifty percent (50%) stock dividend. The distribution of shares was made on April 5, 1996 to shareholders of record as of March 25, 1996.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page

             1. Exhibit 11 - Calculation of Earnings/(Loss) per Share     13
             2. Exhibit 27 - Financial Data Schedule                      14

          (b)   Reports on Form 8-K

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.


                                        PPT VISION, INC.

Date: May 15, 1996

                                        /s/Thomas R. Northenscold
                                        -------------------------
                                        Thomas R. Northenscold
                                        (Chief Financial Officer)


                                                                      Exhibit 11


                                PPT VISION, INC.

                   Calculation of Earnings Per Share (Note B)

                              Three Months Ended   Six Months Ended
                                    April 30,           April 30,
                                 1996      1995      1996      1995
                              ---------  --------  ---------  ---------
Primary earnings per share
Net income                     $621,363    $33,250 $1,178,243    $89,431
Common and common
equivalent shares:
Weighted average number
of common shares outstanding  3,618,732  3,482,722  3,600,935  3,471,340

Dilutive effect of stock
options outstanding after
application of treasury
stock method                    215,911    103,923    224,519     26,150
                              ---------  ---------  ---------  ---------
                              3,834,643  3,586,645  3,825,454  3,497,490
                              =========  =========  =========  =========
Primary net income
per common and common
equivalent share                $0.16      $0.01      $0.31      $0.03

