Form 10-Q
period 1996-07-31
PPT VISION INC
filed 1996-09-12
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 1996
                         Commission File Number 0-11518



                                PPT VISION, INC.
   ---------------------------------------------------------------------
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

Shares of $.10 par value common stock outstanding at September 4, 1996:
5,357,972
                                                  Total pages this report:  14

                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
- -------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets--as of July 31, 1996 and                    3
           October 31, 1995

           Income Statements for the Three-Month and                  4
           Nine-Month Periods ended July 31, 1996 and
           July 31, 1995

           Statement of Cash Flows--Nine-Month Periods                5
           ended July 31, 1996 and July 31, 1995

           Notes to Financial Statements-- July 31, 1996              6

Item 2.    Management's Discussion and Analysis of                    7
           Financial Condition and Results of Operations

Part II.   Other Information                                         11
- --------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures                                                12
           ----------


                                PPT VISION, INC.

                                 BALANCE SHEETS


                                          07/31/96   10/31/95
                                           Note A     Note A
                                        ----------- -----------
ASSETS
Cash and cash equivalents               $15,768,043  $1,234,890
Marketable securities                     4,020,409           0
Accounts receivable, net                  3,343,547   2,686,862
Inventories:
  Manufactured and purchased parts          820,916     680,919
  Work-in-process                            92,036     214,410
  Finished goods                            102,872      47,532
Other current assets                        132,332      47,832
                                        -----------  -----------
     Total current assets                24,280,155   4,912,445

Restricted cash                             212,792     212,792
Fixed assets, net                           728,860     501,085
Other assets, net                            81,298      64,348
Deferred income taxes                       407,000     407,000
                                        -----------  -----------
     Total assets                       $25,710,105  $6,097,670
                                        ===========  ===========

LIABILITIES AND EQUITY
Current liabilities                     $   592,551  $  780,873

Deferred rent                               169,219     171,921

Shareholders' equity (Notes B and C):
Common stock                                532,273     357,870
Capital in excess of par value           29,405,166  11,667,953
Accumulated (deficit)                    (4,989,104) (6,880,947)
                                        -----------  -----------
     Total shareholders' equity          24,948,335   5,144,876
                                        -----------  -----------
     Total liabilities and
     shareholders' equity               $25,710,105  $6,097,670
                                        ===========  ===========




                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                                Three Months Ended        Nine Months Ended
                                     July 31,                  July 31,
                             ------------------------  ------------------------
                                1996         1995         1996         1995
                             -----------  -----------  -----------  -----------
Net revenues                  $3,163,193   $2,750,601   $9,510,605   $6,746,037
Cost of sales                  1,182,802    1,244,373    3,753,846    3,131,900
                             -----------  -----------  -----------  -----------
Gross profit                   1,980,391    1,506,228    5,756,759    3,614,137

Expenses:
  Selling                        738,026      643,081    1,969,056    1,717,674
  General and administrative     230,696      255,598      761,299      614,762
  Research and development       424,739      311,875    1,312,881      919,535
                             -----------  -----------  -----------  -----------
  Total expenses               1,393,461    1,210,554    4,043,236    3,251,971
                             -----------  -----------  -----------  -----------
Income from operations           586,930      295,674    1,713,523      362,166

Interest income                  123,483       17,862      167,589       41,950
Other income (expense)             3,187        1,213       10,731           64
                             -----------  -----------  -----------  -----------
Net income                      $713,600     $314,749   $1,891,843     $404,180
                             ===========  ===========  ===========  ===========
Per share data:
Weighted average common
shares outstanding             4,569,176    3,677,575    4,073,206    3,506,752
Net income per share               $0.16        $0.09        $0.46        $0.12
                             ===========  ===========  ===========  ===========





                                PPT VISION, INC.
                             STATEMENT OF CASH FLOWS

                                                  Nine Months    Nine Months
                                                     Ended          Ended
                                                 July 31, 1996  July 31, 1995
                                                 -------------  -------------
Net income                                          $1,891,843       $404,180
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                         200,930        105,318
 Deferred rent                                          (2,702)        37,998
Change in assets and liabilities
 Accounts receivable                                  (656,685)      (331,358)
 Inventories                                           (63,433)       139,736
 Other assets                                          (84,500)        22,212
 Accounts payable and accrued expenses                (188,322)        (7,833)
                                                   ------------   ------------
  Total adjustments                                   (794,712)       (33,927)
                                                   ------------   ------------
  Net cash provided by operating activities          1,097,131        370,253
Cash flows from investing activities:
 Purchase of fixed assets                             (455,185)      (307,152)
 Purchase of marketable securities                  (4,020,409)
                                                   ------------   ------------
  Net cash used by investing activities             (4,475,594)      (307,152)
Cash flows from financing activities
 Proceeds from issuance of common stock             17,911,616         66,576
                                                   ------------   ------------
   Net cash provided by financing activities        17,911,616         66,576
                                                   ------------   ------------
Net increase in cash and cash equivalents           14,533,153        129,677
Cash and cash equivalents at beginning of year       1,234,890      1,092,186
                                                   ------------   ------------
Cash and cash equivalents at end of period         $15,768,043     $1,221,863
                                                   ============   ============


                                PPT VISION, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

JULY 31, 1996

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

NOTE C - PUBLIC STOCK OFFERING

On June 19, 1996, the Company announced the sale of 1,600,000 shares of its Common Stock through a public offering underwritten by Alex. Brown & Sons Incorporated and Piper Jaffray Inc. The shares were sold to the public at the offering price of $12.00 per share, with net proceeds of $17.7 million.

Item 2
- ------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Net revenues increased 15% to $3,163,193 for the three-month period ended July 31, 1996 compared to net revenues of $2,750,601 for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, net revenues increased 41% to $9,510,605 compared to net revenues of $6,746,037 for the same period in fiscal 1995. The increase in net revenues in fiscal 1996 was due to a 54% growth in unit sales, with sales of the Company's machine vision systems increasing to 356 in the first nine months of fiscal 1996 versus 231 for the same period in fiscal 1995. Unit sales for the three-month period ended July 31, 1996 increased 43% to 127 versus 89 for the same period in fiscal 1995.

In the first nine months of fiscal 1996 net revenues increased 18% outside North America and 55% in North America. Sales to customers outside North America represented 29% of net revenues for the nine-month period ended July 31, 1996, compared to 35% for the same period in fiscal 1995. The increase in North America was primarily the result of the addition of nearly 50 new customers since the third quarter of fiscal 1995 in a wide range of industry categories. Sales to first-time customers in the third quarter of fiscal 1996 comprised 10% of net revenues. This was partially offset by a slight decline in revenues in the electronics segment. The decline in sales outside North America as a percent of net revenues is primarily the result of weakness in sales in the Far East, primarily in Japan. During the quarter, the Company's Japanese distributor focused considerable resources on installing systems sold in prior quarters, thus limiting current sales. The Company anticipates improvement in sales in the Far East during the next few quarters.

During the third quarter of fiscal 1996, the Company also saw a significant product-line shift toward the lower-priced Scout product. Sales of the Scout comprised 39% of net revenues in the quarter, up from 10% during the same period in fiscal 1995. While this led to lower revenue per system, it also had a positive impact on gross profit margins, as the Scout carries a higher gross profit margin than the Passport 240, from which much of its gain was taken.

Gross profit increased 31% to $1,980,391 for the three-month period ended July 31, 1996 compared with $1,506,228 for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, gross profit increased 59% to $5,756,759 compared with $3,614,137 for the same period in fiscal 1995. As a percentage of net revenues, the gross profit increased to 63% for the three-month period ended July 31, 1996 from 55% for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, the gross profit as a percentage of net revenues increased to 61% from 54% for the same period in fiscal 1995. The increase in gross profit in fiscal 1996 is primarily due to decreased material costs, economies of scale related to increasing volume and to product mix shift toward higher margin products. The Company anticipates that it can support increased net revenues at its current manufacturing capacity. However, changing product and geographic mix can impact gross profits as a percentage of net revenues. Therefore, the Company expects that the level of gross profit as a percentage of net revenues achieved in the third quarter of fiscal 1996 may be at the maximum for the near term.

Selling expenses increased 15% to $738,026 for the three-month period ended
July 31, 1996 compared with $643,081 for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, selling expenses increased 15% to $1,969,056 compared with $1,717,674 for the same period in fiscal 1995. As a percentage of net revenues, selling expenses remained relatively flat at 23% for the three-month period ended July 31, 1996 compared to the same period in fiscal 1995. For the nine-month period ended July 31, 1996, selling expenses as a percentage of net revenues decreased to 21% from 26% for the same period in fiscal 1995. The increase in expenditures is related to expanded marketing and promotion efforts and the addition of new employees in the sales and applications engineering areas. The decline in selling expenses as a percentage of net revenues over the nine-month period is primarily due to the Company's ability to leverage its sales, applications engineering and international distribution infrastructure. Selling expenses for international sales are primarily incurred by the Company's distributors. Although the Company anticipates selling expenses to increase during the next few quarters as the Company invests additional amounts in sales and applications engineering, the Company believes that these expenditures will not increase substantially as a percentage of net revenues.

General and administrative expenses decreased 10% to $230,696 for the three month period ended July 31, 1996 compared with $255,598 for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, general and administrative expenses increased 24% to $761,299 compared with $614,762 for the same period in fiscal 1995. As a percentage of net revenues, general and administrative expenses declined to 7% for the three-month period ended
July 31, 1996 from 9% for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, general and administrative expenses as a percentage of net revenues decreased to 8% from 9% for the same period in fiscal 1995. The decrease in expenditures for the three-month period ended July 31, 1996 is mainly due to reduced expenses related to uncollectable accounts receivable.
The increase in expenditures for the nine-month period ended July 31, 1996 is primarily attributable to increased expenses associated with operating the Company as it continues to grow and to investments in management infrastructure. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's growing revenue base. The Company believes that general and administrative expenses will not increase substantially as a percentage of net revenues during the next few quarters.

Research and development expenses increased 36% to $424,739 for the three-month period ended July 31, 1996 compared with $311,875 for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, research and development expenses increased 43% to $1,312,881 compared with $919,535 for the same period in fiscal 1995. As a percentage of net revenues, research and development expenses increased to 13% for the three-month period ended July 31, 1996 from 11% for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, research and development expenses as a percentage of net revenues remained relatively flat at 14% compared to the same period in fiscal 1995. The increase in expenses in fiscal 1996 is mainly due to new product development programs and the necessary staffing to support these efforts. As the Company continues to invest in next generation software and hardware development during the next few quarters, it expects research and development expenses may remain constant or increase slightly as a percentage of net revenues.

Interest income increased 591% to $123,483 for the three-month period ended July 31, 1996 compared with $17,862 for the same period in fiscal 1995. For the nine-month period ended July 31, 1996, interest income increased 299% to $167,589 compared with $41,950 for the same period in fiscal 1995. The increase in interest income is primarily due to interest on the proceeds of the Company's recent public stock offering completed in June of 1996.

No income tax expense or benefit was recorded in the three-month and nine-month periods ended July 31, 1996 or the same period in fiscal 1995. Depending on the results of operations for the remainder of fiscal 1996, the Company may determine that it is prudent and necessary to fully recognize the remaining potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods.

Liquidity and Capital Resources
- -------------------------------
Working capital increased to $23,787,604 on July 31, 1996 from $4,131,572 on October 31, 1995. The Company financed its increased sales in the first nine months of fiscal 1996 through internally generated cash flow and existing cash and cash equivalents. Net cash provided from operating activities was $1,097,131. Due to a higher percentage of sales occurring in the last half of the third quarter ended July 31, 1996, accounts receivable increased $656,685 during the first nine months of fiscal 1996. Inventories increased $72,963 during the first nine months of fiscal 1996. The Company used $455,185 in cash flow in investing activities, primarily for the purchase of capital equipment. In addition, the Company generated $17,911,616 from its financing activities as a result of the completion of a public stock offering in June of 1996 and issuances of its Common Stock upon exercise of stock options and warrants.

Current assets increased to $24,280,155 at July 31, 1996 from $4,912,445 at October 31, 1995. This increase was primarily due to an increase in cash and cash equivalents to $15,768,043 at July 31, 1996 from $1,234,890 at October 31, 1995. In addition, marketable securities increased to $4,020,409 at July 31, 1996 from $0 at October 31, 1995. Accounts receivable also increased to $3,343,547 at July 31, 1996 from $2,686,862 at October 31, 1995.

Current liabilities decreased to $592,551 at July 31, 1996 from $780,873 at October 31, 1995. This was mainly due to lower trade accounts payable. The Company believes that it cash flow from operations, existing cash and cash equivalents at July 31, 1996 will be adequate for its foreseeable operating needs.

Certain Factors Affecting Future Performance
- --------------------------------------------
Although the Company has experienced significant growth in net revenues over the past five years, there can be no assurance that prior growth rates are indicative of future operating results. In addition, while the Company has directed, and intends to continue to direct, significant resources to building its sales and applications engineering capabilities, corporate infrastructure and research and product development activities, there can be no assurance that such investments will result in increased net revenues or more favorable operating margins. This Form 10-Q, as it relates to expectations regarding future sales and profitability, contains forward-looking statements regarding future performance of the Company. The Company's actual results could differ materially from the estimates made in the forward-looking statements as a result of a number of factors, including the factors set forth in this section. Future operating results may fluctuate due to factors such as: demand for the Company's machine vision systems, technological change, the introduction by the Company or its competitors of new products, product enhancements or services, the acceptance by the Company's customers of such new products, product enhancements or services, demand for the products of the Company's customers, the capital spending patterns of the Company's customers, availability of components integral to the functioning of the Company's products, changes in the level of operating expenses and competitive conditions in the machine vision industry.

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

The Company anticipates that international sales will continue to account for a significant portion of its net revenues. International sales are subject to a number of risks, including various regulatory requirements, political and economic changes and disruptions, transportation delays, and difficulties in staffing and managing foreign sales operations and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less price competitive relative to local product offerings. These factors may, in the future, contribute to fluctuations in the Company's financial condition and results of operations. Although the Company's results of operations have not been materially adversely affected to date by these factors, the long-term impact of these factors on the Company's financial condition or results of operations, including any possible affect on the business outlook in other developing countries, cannot be predicted.

PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------
          None

Item 2:   CHANGES IN SECURITIES
          ---------------------
          None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None

Item 5:   OTHER INFORMATION
          -----------------
          On June 19, 1996, the Company announced the sale of 1,600,000 shares of its Common Stock through a public offering underwritten by Alex. Brown & Sons Incorporated and Piper Jaffray Inc. The shares were sold to the public at the offering price of $12.00 per share, with net proceeds of $17.7 million.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page
             1. Exhibit 11 - Calculation of Earnings per Share            13
             2. Exhibit 27 - Financial Data Schedule                      14

          (b)   Reports on Form 8-K

             None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.


                                        PPT VISION, INC.

Date: September 13, 1996

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Chief Financial Officer)



Page 13                                                          Exhibit 11

                                PPT VISION, INC.

                        Calculation of Earnings Per Share

                                    Three Months Ended      Nine Months Ended
                                         July 31,                July 31,
                                    --------------------  ----------------------
                                      1996        1995       1996        1995
                                    ---------  ---------  ----------  ----------
Primary earnings per share
  Net income                        $713,600    $314,749  $1,891,843    $404,180
Common and common equivalent
shares:
  Weighted average number of
common shares outstanding          4,388,488   3,507,487   3,863,453   3,483,618

 Dilutive effect of stock options
outstanding after application of
treasury stock method                180,688     170,088     209,753      23,134
                                   ---------   ---------   ---------   ---------
                                   4,569,176   3,677,575   4,073,206   3,506,752
                                   =========   =========   =========   =========
Primary net income per common and
common equivalent share:               $0.16       $0.09       $0.46       $0.12
