Form 10-K
period 1996-10-31
PPT VISION INC
filed 1997-01-28
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended October 31, 1996

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of January 7, 1997, assuming as market value the closing sale price of $8.375 as reported by the NASDAQ System on that date, the aggregate market value of shares of Common Stock held by non-affiliates was $34.9 million.

As of January 7, 1997, 5,360,682 shares of common stock, $.10 par value were outstanding.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 5, 1997 is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                Page
                                                                      ----

     Item 1.   Business..............................................   3
                  Executive Officers of the Company..................  14
     Item 2.   Properties............................................  15
     Item 3.   Legal Proceedings.....................................  15
     Item 4.   Submission of Matters for a
                  Vote of Security Holders...........................  15

PART II

     Item 5.   Market for Registrant's Common
                  Equity and Related Stockholder Matters.............  16
     Item 6.   Selected Financial Data...............................  17
     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  19
     Item 8.   Financial Statements and Supplementary Data...........  21
     Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................  21

PART III

     Item 10.  Directors and Executive Officers of the Registrant....  23
     Item 11.  Executive Compensation................................  23
     Item 12.  Security Ownership of Certain
                  Beneficial Owners and Management...................  23
     Item 13.  Certain Relationships and Related Transactions........  23

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K........................................  24

     Signatures......................................................  26

                                    BUSINESS
                                    --------

OVERVIEW

  PPT VISION is a leading designer, manufacturer, marketer and integrator of a complete family of machine vision systems for end user manufacturers, system integrators and machine builders. The Company's machine vision systems consist of a combination of proprietary computer software and hardware, cameras and lighting, working together to capture and analyze images of moving parts to determine the quality of manufactured parts and control manufacturing processes. PPT VISION's systems enable manufacturers to achieve 100% on-line inspection, thus achieving zero defect production, in situations where previously only random sampling or less precise human inspection was used as a means of monitoring quality. In addition to functioning as a quality control tool, PPT VISION systems provide manufacturers a window on their manufacturing processes by producing real-time statistical process control feedback. This allows manufacturers to take earlier corrective action to improve their manufacturing process.

  The Company's machine vision systems are used for a broad range of manufacturing applications, including electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection and gauging and measurement tasks. The Company's systems are sold principally throughout North America, Europe and the Far East to various industries, including electronics, pharmaceutical, medical, automotive, consumer products and plastics. Major manufacturing end users of PPT VISION systems include AMP, Abbott Labs, Berg Electronics, Chrysler, the Delphi Electronic Division of General Motors, Imation, Johnson & Johnson, Kemet, Molex, Siemens and 3M.

  PPT VISION believes that it has a leadership position as the most vertically integrated developer of machine vision systems and solutions for a wide range of manufacturing applications. Through this approach, PPT VISION can rapidly and cost-effectively provide machine vision system solutions to a wide variety of manufacturing end users while enabling them to concentrate their engineering and manufacturing expertise on the products they manufacture. PPT VISION's library of machine vision software tools enables end users to implement machine vision solutions to a growing number of manufacturing applications quickly and cost effectively.

BACKGROUND

  A machine vision system consists of computer software and hardware, working together with cameras and lighting, to perform image analysis and image processing for automated inspection, measurement and identification functions in the manufacturing process. Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. However, machine vision systems at that time were complex to program and maintain, difficult to install, limited in performance and not cost effective. Through advances in microprocessor and software technologies, these barriers have been removed, enabling machine vision to emerge as a powerful process control technology that allows manufacturers to improve quality and increase productivity.

  The machine vision market is large and highly fragmented. The Automated Imaging Association ("AIA") estimates that the North American market for machine vision systems in 1995 was approximately $900 million, with worldwide levels estimated at approximately $2.3 billion. The AIA expects this market to grow at approximately 15% per year through the year 2000. According to the AIA, over 70% of the estimated 200 companies in the North American machine vision market have less than $5 million in annual revenues. Demand for machine vision systems comes from end user manufacturers who apply these systems as an integral part of their manufacturing process, OEMs who incorporate machine vision systems into their products, systems integrators and machine builders. The AIA estimates that a substantial majority of the North American market for machine vision systems consists of sales to end user manufacturers.

  A key factor in the expansion of the machine vision market is the growth in the demand for machine vision systems in the semiconductor and electronics industries. The growth in demand for personal computers, cellular communications and other electronic devices, as well as the increase in electronic components inside other products such as consumer appliances and automobiles, is stimulating demand for electronic and semiconductor components. In an effort to rapidly ramp up manufacturing capability while at the same time introducing innovative new designs and improving quality, manufacturers of these components are increasingly turning to machine vision as a vital part of their manufacturing process.

  The growth of the end user machine vision market is also being driven by global competitive trends, which have led manufacturers worldwide to dramatically redesign manufacturing processes in order to reduce cost and increase productivity and quality. In order to meet today's manufacturing quality requirements, statistical sampling methods are insufficient and 100% on-line inspection is required. To accomplish these objectives, manufacturers are increasingly adopting machine vision solutions.

  Manufacturers are demanding expanded capabilities from machine vision systems, including faster processing capabilities and greater ease of use. Manufacturers are also demanding more comprehensive services from machine vision providers, including application engineering, technical support and training. Furthermore, manufacturers are seeking the ability to monitor trends, to better comprehend the manufacturing process and to identify problems. In addition, manufacturers are being challenged to maintain high production levels which require rapid set up times, flexibility and seamless networking with the host manufacturing control system to provide comprehensive diagnostic and process control feedback.

THE PPT VISION SOLUTION

  The Company's machine vision systems are primarily targeted at providing manufacturers with 100% on-line inspection in high speed discrete part manufacturing applications. This typically replaces older off-line random sampling techniques or human vision inspection techniques as a means of monitoring quality, thus enabling manufacturers to achieve zero defect production.

  PPT VISION's family of machine vision systems which include its proprietary VPM graphical programming software provide significant performance advantages that meet manufacturers' critical requirements. These requirements include high speed, flexibility, ease-of-use, networkability and statistical feedback, all without sacrificing performance. All PPT VISION systems are supported by the Company's focus on providing its customers with complete solutions, not just components, and a major commitment to providing its customers with value-added application engineering services.

  PPT VISION has developed products which have specific advantages in terms of speed and ease-of-use. The Company's machine vision systems are capable of operating speeds of over 12,000 parts per minute performing 100% on-line inspection. This speed is critical to successfully employing machine vision in many applications. PPT VISION also pioneered the use of an icon-based visual programming system (VPM) operating in the Microsoft(R) Windows(TM) environment. Users are able to program the Company's systems by creating a flowchart of icons linked together rather than having to write a computer program in a programming language such as C or using a complex, pull-down menu-based system. This results in lower cost and time for implementation.

  The Company is pursuing what it believes is the most fully vertically integrated business model in the machine vision industry. PPT VISION develops its own image acquisition and processing hardware, image analysis software, application specific software tools and general purpose graphical user interface. The Company also provides lighting solutions and value-added application engineering services on a direct basis to manufacturers. These capabilities enable PPT VISION to provide its customers with (i) application specific software tools (such as the Connector Tool used for inspection of fully assembled electronic connectors), (ii) complete application specific products (such as the Stampede providing high speed inspection for precision metal stamping applications), and (iii) complete custom solutions. This strategy enables PPT VISION to leverage its investment in core software and hardware architectures while providing improved service for the end user manufacturing customers. In addition, PPT VISION markets its vision systems to manufacturing system integrators and machine builders who address the end user market with unique expertise in specific vertical markets. Many system integrators and machine builders prefer to use the Company's complete vision systems, which enable them to reduce programming development time, save money and concentrate their expertise on material handling and integration issues. The Company believes that this business model gives it a decisive competitive advantage in providing cost effective, complete solutions to the end user machine vision market.

PPT VISION STRATEGY

  The Company's objective is to be a worldwide leader in the design, manufacture, marketing and integration of machine vision systems for automated manufacturing applications in the end user machine vision market. Through the successful integration of the Company's five core competencies, including image acquisition, image processing, application development software, optics and illumination and vision system integration, the Company believes it will be able to meet its objective and successfully implement its strategy.

  Key elements of the Company's strategy include:

  * Provide Complete Solutions to End Users: The Company focuses on providing complete machine vision solutions to end user manufacturers, system integrators and machine builders. PPT VISION is pursuing what it believes to be the most fully vertically integrated business model in the industry, including the design, manufacturing, marketing and integration of complete machine vision solutions. The Company believes this provides it with a competitive advantage in delivering cost effective complete vision solutions.

  * Extend Technology Leadership in Speed and Ease-of-Use: The Company is continuing to aggressively invest in next generation software and hardware architectures that will expand its lead in speed, ease-of-use and the ability to deliver cost effective complete solutions to its customers. New products currently in development will feature significant enhancements in speed, accuracy and breadth of application through new proprietary technology. Key software products will enable support for different hardware and user interfaces, as well as increasing the development speed of application specific software tools.

  * Target Expanding Markets Through Continued Development of Application Specific Software Tools: The Company's application specific software tools are a proven solution for a wide variety of electronic component inspection applications. In response to the worldwide expansion of the semiconductor and electronics industries, the Company is developing additional software tools for electronic component, electronics and semiconductor applications. The Company also focuses considerable effort on expanding the offerings of application specific software tools to the industries it identifies as being poised to exhibit significant growth in demand for machine vision solutions, such as pharmaceuticals, medical devices, automotive and plastics.

  * Provide a Superior Level of Value-Added Application Engineering Support:
    The Company delivers a high level of value-added application engineering support to its end user customers through its own in-house applications engineering resources. Manufacturing end users increasingly want to concentrate their engineering expertise on the products they manufacture, not on engineering machine vision systems. They are seeking complete machine vision solutions with the associated application engineering support on an on-going basis.

  * Increase International Market Presence: The Company is aggressively focusing on increasing its market share in the worldwide machine vision market. The Company believes international markets represent a significant opportunity and intends to capture a significant share of this market through investment and expansion in its international sales distribution and support infrastructure.

PRODUCTS

  PPT VISION's systems consist of proprietary software and hardware working together with cameras and lighting to capture and analyze images of parts on-line. The four key process steps in the PPT VISION solution are lighting and optics, image acquisition, image processing and outputs. In lighting and optics, cameras, lenses and lighting options are configured to capture a high-definition image of each part as it passes the camera. Image acquisition involves capturing an image at extremely high rates of speed and preparing the image for further processing. In image processing, the machine vision system measures critical part features and compares algorithmically the digital image to a preset standard that has been programmed into the system. The output function typically involves sending the results of the inspection process to the production line controller or the host manufacturing control system, as well as providing real-time process control data which can be used to improve the production process over time.

  Software Operating System and Tools. All PPT VISION systems run on proprietary software in a Microsoft(R) Windows(TM) environment using the Company's VPM user interface. VPM is an icon-based, graphical language which is easy to use and extremely flexible. It allows the Company's customers to create complete inspection solutions with no training in computer programming languages. Instead of writing a computer program in a programming language such as C or using a complex, pull-down menu-based system, the vision system is set up by creating visual flowcharts. Clicking the trackball, the user graphically grabs icons (representing machine vision functions) out of system toolboxes and arranges them in the workspace on the system monitor. The icons are then connected with different colored lines to indicate execution and data flow throughout the inspection routine.

  Machine vision functions are performed by the Company's extensive set of software tools. PPT VISION has developed a library of over 40 vision tools contained in four toolboxes covering imaging, input/output ("I/O"), utility and control functions. The Company's imaging toolbox contains all system tools directly associated with image acquisition, processing and analysis. These tools provide access to all of the Company's vision algorithms, which are the vital core of all inspections performed by its vision systems. The I/O toolbox holds all the tools which permit an inspection developer to control vision system input and output options. These tools allow for system networking, data collection and application control. The tools in the utility and control toolboxes access functions such as counters, reset and display functions, math and logical operations, data collection and screen controls. These toolboxes also provide control of data flow to a variety of peripherals such as disk drives, serial ports and Microsoft(R) Visual Basic(TM) programs.

  Hardware Architecture. PPT VISION's machine vision processor includes the Company's proprietary high performance Framegrabber and Image Processor boards with a Texas Instruments DSP (digital signal processor) and high speed pipeline architecture along with an integrated PC for inspection set-up and networking and fully integrated I/O capability. All PPT VISION systems are capable of capturing full framed video images at a rate of up to 3,600 images per minute, in both strobed and shuttered modes. Most competitors are limited to capturing full frame images at 1,800 images per minute, which is the industry standard. Much higher inspection rates are achieved through the use of the Company's exclusive partial scanning technology and split-screen imaging, which enables speeds of over 12,000 parts per minute.

  PPT VISION Product Family. The Company's machine vision systems are the Passport(R) 440, Passport(R) 240, and Scout(R). Each of these systems includes a machine vision processor, a Super VGA touch-screen color monitor and VPM.

  The Passport(R) 440 is the Company's top of the line product, designed to operate with up to four asynchronously functioning cameras for multiple inspection views and complex imaging tasks. The Passport(R) 240 has all of the basic capabilities of the Passport(R) 440 in a two-camera model. Both systems are housed in industrially rugged enclosures and are capable of operating at speeds of over 12,000 inspections per minute. These systems are widely used in the electronic connector, metal stamping and automotive components industries that demand speed, accuracy and flexibility while maintaining industrial ruggedness.

  The Scout(R) is a cost-effective machine vision system designed for industrial applications that do not require rugged enclosures. It is packaged in a non-industrial desktop style enclosure and is capable of running two cameras with similar speed and power to the Passport(R) 240.

  In addition, the Company sells a broad range of peripheral services and components, including applications engineering, installation and training services, custom lighting solutions, fixturing, cameras, cabling and various software options.

MARKETS AND CUSTOMERS

  The Company sells its products to a broad range of industries, including manufacturers of electronic components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 1996, the Company had sold 1,573 machine vision systems to over 200 customers since inception. In the area of electronic components, eight of the ten largest electronic connector manufacturers in the world have purchased PPT VISION systems. These companies are included in the list shown below.

  The following is a representative list of end users of the Company's products.

AMP                          ITT Cannon                   Philips
Abbott Labs                  Imation                      Reynolds Metals
Akso                         I-Stat                       Siemens
Allied Signal                JST                          Sumitomo
Augat                        Japan Aviation Electronics   Suzuki
Berg Electronics             Johnson & Johnson            Syntex
Chrysler                     Kemet                        Thomas & Betts
Framatome                    Molex                        3M
Ford                         Motorola                     Toshiba
GM-Delphi Division           Novo Nordisk                 United Technologies
Hewlett Packard              Philip Morris                Vishay

  In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1996, sales to one customer, Simac Masic B.V., a European distributor for the Company, represented 14% of net revenues. Sales to another customer, Advantek, Inc., represented 12% of net revenues during fiscal 1996. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

SALES, MARKETING AND CUSTOMER SUPPORT

  The Company sells its products primarily on a direct basis in the United States to end users, system integrators and machine builders. Outside the United States, the Company sells primarily through a network of five distributors covering Europe, Singapore, Taiwan, Korea and Japan. The Company markets its products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and through direct-selling in specific vertical markets. In addition, the Company's strong customer relationships serve as valuable references.

  The Company focuses on delivering a high level of value-added applications engineering support to its end user customers through its own in-house applications engineering resources. The Company also provides extensive training opportunities for its customers, either at the Company's facilities or on-site at the customer's facilities.

  The Company's sales and applications engineering departments are structured along a team concept, with each team having dedicated sales and applications engineering resources. The Company believes this team approach provides it with increased flexibility in responding to customers' needs.

  The following table sets forth the percentage of the Company's net revenues (including sales delivered through international distributors) by geographic location during the past three years:


                                                    YEAR ENDED
                                                   OCTOBER 31,
                                                  --------------
                                                  1996 1995 1994
                                                  ---- ---- ----
      North America.............................. 73%  67%  73%
      Europe..................................... 14%  21%  24%
      Far East................................... 13%  12%   3%

  Substantially all of the Company's export sales are negotiated, invoiced and paid in United States dollars.

BACKLOG

  The Company does not believe backlog is a key indicator of future revenues in the end user machine vision market. PPT VISION products are typically shipped within 30 days after receipt of an order. The Company believes that maintaining as short a time as practical for delivery is a competitive advantage in the end user machine vision market. The nature of the end user machine vision market is that customers do not normally place orders for large multiples of units with scheduled deliveries over many months. Rather, end user machine vision addresses a specific application or problem at a specific manufacturing site.

RESEARCH AND PRODUCT DEVELOPMENT

  PPT VISION's products are distinguished by the Company's proprietary technology and its significant commitment to research and product development efforts. The Company's research and product development efforts are focused on its five core competencies, including image acquisition, imaging processing, application development software, optics and illumination and vision system integration. The Company believes that the integration of these core competencies is essential to achieving long term success in the machine vision market. The Company's five core competencies can be described as follows:

    Image Acquisition. This refers to the means and methods by which an image is captured, stored, and then made available for subsequent processing and display. Image acquisition combines the disciplines of photo-optics and electrical engineering.

    Imaging Processing. This refers to the means and methods whereby an image is analyzed or enhanced to produce some desired information, measurements or results. Image processing combines the disciplines of software engineering, mathematics, algorithm development and electrical engineering to implement efficient solutions to computationally complex problems. Typical image processing tasks include real-time inspection, guidance, gauging and recognition.

    Application Development Software. This refers to the means and methods whereby a machine vision system is configured and controlled. The development and support of applications development software requires expertise in the disciplines of object-oriented programming, graphical programming environments, man-machine interfaces, device drivers and general software engineering.

    Optics and Illumination. This refers to the means and methods by which a scene is illuminated and optically presented to an input device such as a video camera. Special optics and illumination techniques are often used to reveal features in an image which would otherwise go undetected or to optimize an image for subsequent processing. Strobed illumination is often used to "freeze" the motion of continuously moving parts. Optics and illumination draw on skills from the disciplines of physics, mechanical engineering and electrical engineering.

    Vision System Integration. This refers to the means and methods whereby a machine vision system is interfaced to and combined with other factory automation equipment for purposes of creating a complete solution for the customer. This may include the development of application specific solutions for certain vertical market applications along with mechanical fixturing for mounting camera and lighting components, networking and programmable controllers for process control, and reject mechanisms for ejection of defective parts.

Various configurations of the Company's products include proprietary design work performed by the Company's employees in each of these five areas.

  PPT VISION believes that continued and timely development of new products and enhancements to existing product characteristics is essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a significant role in maintaining and advancing its position as a leading provider of complete machine vision systems. The Company's current research and development efforts are directed to increasing performance in image acquisition, image processing and application development software, which could produce systems with greater speed attributes while also providing end users with more expanded software tools. New products currently in development will feature significant enhancements in speed, accuracy and robustness through new proprietary technology. Key software products will enable support for different hardware and user interfaces, as well as increasing the development speed of application specific software tools. The Company also intends to expand its offerings of application specific software tools to the industries it identifies as being poised to exhibit significant growth in demand for machine vision solutions, such as the electronics, semiconductor, pharmaceutical, medical, automotive, consumer products and plastics markets.

  Research and development expenditures were $1.8 million, $1.3 million, and $1.1 million in the fiscal years ended October 31, 1996, 1995, and 1994, respectively.

MANUFACTURING

  The Company assembles, configures and tests its products at its suburban Minneapolis facility. The Company's printed circuit boards are custom built by several manufacturers. Most of the components used in the Company's machine vision systems are available off-the-shelf. However, some components are available from only a single supplier or from a limited number of suppliers. The Company typically purchases inventory and builds products in response to quarterly sales forecasts, enabling it to ship products within 30 days after receipt of an order.

  Much of the Company's product manufacturing, consisting primarily of circuit board manufacturing and assembly and machined parts production, is contracted with outside vendors. Company personnel inspect incoming parts and perform final assembly and testing of finished products. The Company believes that its outsourcing strategy enables it to employ its resources on the key core competency areas from which it derives its competitive advantages.

COMPETITION

  The machine vision industry is highly fragmented. Recent data provided by the AIA show that there were approximately 200 machine vision companies in North America in 1995, of which over 70% had revenues of less than $5 million. Currently, no competitor holds a significant aggregate market share percentage, although some dominate individual niches within the overall machine vision industry. The Company believes that over the next several years, the industry will experience a continuing trend toward consolidation. However, given the application specific nature of the industry, the Company also believes that the machine vision industry will continue to have a relatively large number of competitors.

  Although the Company believes that its products are unique, competitors offer technologies and systems that are capable of certain of the functions performed by the Company's products. The Company faces competition from a number of companies in the machine vision market, some of which have greater manufacturing and marketing capabilities and greater financial, technological and personnel resources. Certain competitors in this market include the machine vision group of Allen Bradley, the Acuity Imaging division of Robotic Vision Systems, Inc. and Cognex Corporation.

  Although the Company believes that its current products offer several advantages in terms of speed and ease-of-use and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company's products could be duplicated by other companies in the same general market. There can be no assurances that the Company would be able to compete with similar products produced by a competitor.

PATENTS AND TRADEMARKS

  The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish its proprietary rights in its products. The Company has applied for foreign and domestic patents which are now pending with respect to several key technologies. United States patent No. 5,530,813 application was issued on June 25, 1996. Although the Company believes that its patents may have been useful in protecting its proprietary products and may be useful in protecting potential future products, the Company also believes its ability to efficiently develop and sell high performance, cost-effective vision systems on a timely basis, whether patented or not, is more crucial to the Company's future success. The Company requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

  The Company has obtained United States federal registration for its "PPT", "PPT VISION", "Passport" and "Scout" trademarks. The Company intends to file for federal registration of additional trademarks in the future. Although no assurance can be given as to the strength or scope of the Company's trademarks, the Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

EMPLOYEES

  As of October 31, 1996, the Company had 74 employees, including 27 employees in research and development, 28 in sales and marketing, 14 in manufacturing and 5 in finance and administration. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

EXECUTIVE OFFICERS OF THE COMPANYAND DIRECTORS

  The executive officers and directors of the Company are as follows:


NAME                            AGE  POSITION
-----                           ---  --------
Joseph C. Christenson..........  38  President, Director
Thomas R. Northenscold.........  38  Chief Financial Officer
Larry G. Paulson...............  45  Vice President of Research and Development,
                                     Secretary, Director
Arye Malek.....................  40  Vice President of Marketing

- --------

  Joseph C. Christenson has been President of the Company since January 1989 and a director since December 1987. Prior to being elected President of the Company, he had been its Chief Operating Officer and Chief Financial Officer from December 1987 to December 1988, General Manager and Chief Financial Officer from August 1986 to November 1987, and financial analyst and marketing manager since joining the Company in May 1985. Mr. Christenson has a Masters in Business Administration from the University of Michigan and a Bachelor of Arts degree from St. Olaf College.

  Thomas R. Northenscold has been Chief Financial Officer of the Company since February 1995. Prior to that, he had been the Senior Vice President of Operations in the City Directory Division of R.L. Polk and Company, a directory publishing company, from April 1992 to April 1994. Mr. Northenscold was previously employed at Cardiac Pacemakers, Inc., a medical device company, in several finance and operations positions from June 1985 to April 1992. He has a Masters in Business Administration in finance from the University of Michigan and a Bachelor of Science degree from Mankato State University.

  Larry G. Paulson was a co-founder of the Company and has been Vice President of Research and Development, Secretary and a director of the Company since December 1981. Mr. Paulson is also a Registered Professional Engineer and holds Bachelors and Masters Degrees in Science from the University of Minnesota.

  Arye Malek has been the Vice President of Marketing of the Company since May 1996. He joined the Company in May 1990 as a Senior Account Manager and became Director of International Operations in November 1992. Mr. Malek holds a Bachelor of Science Degree from the University of Minnesota.

Item 2.  PROPERTIES
-------------------
  The Company leases approximately 28,400 square feet of office and manufacturing space in suburban Minneapolis pursuant to a seven year lease beginning in March 1994. Rent payments for its facilities commenced at $7,093 per month during the first year of the lease and increase over the term of the lease to $16,551 during the final twelve months of the lease. The Company believes that its facilities are adequate for its current operations and that additional space will be available for expansion, if necessary.

Item 3. LEGAL PROCEEDINGS
-------------------------
  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
  None.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
                          PRICE RANGE OF COMMON STOCK

  Since December 28, 1995, the Common Stock of the Company has been listed on the Nasdaq National Market under the symbol "PPTV." Prior to that time, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth the high and low sales prices of the Company's Common Stock on the Nasdaq National Market for the period beginning December 28, 1995, and the high and low closing bid prices for the Company's Common Stock on the Nasdaq SmallCap Market for the periods prior to December 28, 1995, each as reported by Nasdaq. The Nasdaq SmallCap Market quotations listed below indicate inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.


                                                                    HIGH   LOW
                                                                   ------ -----
      FISCAL YEAR ENDED OCTOBER 31, 1995
        First Quarter............................................. $ 2.50 $1.67
        Second Quarter............................................   2.75  2.17
        Third Quarter.............................................   3.83  2.33
        Fourth Quarter............................................   8.67  3.50
      FISCAL YEAR ENDING OCTOBER 31, 1996
        First Quarter............................................. $13.17 $8.50
        Second Quarter............................................  16.00  8.83
        Third Quarter.............................................  19.25  6.88
        Fourth Quarter............................................  10.62  7.12

  The Company estimates that there were approximately 3,700 beneficial holders of the Company's Common Stock at January 7, 1997.

                                DIVIDEND POLICY

  The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------


                                             YEAR ENDED OCTOBER 31,
                            ---------------------------------------------------------
                               1996       1995        1994        1993       1992
                            ---------- ----------  ----------  ---------- -----------
INCOME STATEMENT DATA:
 Net revenues..............$12,693,000 $9,750,000  $6,587,000  $5,935,000  $4,294,000
 Cost of sales.............  5,044,000  4,442,000   3,026,000   2,539,000   1,855,000
                            ---------- ----------  ----------  ---------- -----------
  Gross profit.............  7,649,000  5,308,000   3,561,000   3,396,000   2,439,000
 Selling expenses..........  2,897,000  2,279,000   1,970,000   1,576,000   1,005,000
 General and administrative
  expenses.................    976,000    851,000     711,000     550,000     451,000
 Research and development
  expenses.................  1,827,000  1,299,000   1,133,000     831,000     687,000
                            ---------- ----------  ----------  ---------- -----------
  Income (loss) from
   operations..............  1,949,000    879,000    (253,000)    439,000     296,000
 Other income
   (expense), net..........    453,000     61,000      40,000      (4,000)     42,000
                            ---------- ----------  ----------  ---------- -----------
  Net income (loss) before
   taxes...................  2,402,000    940,000    (213,000)    435,000     338,000
 Income tax benefit........  1,309,000    407,000       -0-          --          --
                             --------- ----------  ----------  ---------- -----------
  Net income (loss)........ $3,711,000 $1,347,000  $ (213,000) $  435,000  $  338,000
                            ========== ==========  ==========  ==========  ===========
 Net income (loss) per
  share.................... $   0.84   $   0.37    $  (0.06)   $   0.13    $   0.12
                            ========== ==========  ==========  ==========  ===========
 Weighted average common
  and common equivalent
  shares outstanding.......  4,410,000  3,650,000   3,455,000   3,236,000   2,899,000
                            ========== ==========  ==========  ==========  ===========


                                                          OCTOBER 31,
                                    -----------------------------------------------------------
                                       1996         1995        1994        1993        1992
                                    -----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
 Working capital................... $24,083,000  $4,131,000  $3,253,000  $3,071,000  $1,502,000
 Total assets......................  28,056,000   6,098,000   4,449,000   4,005,000   2,370,000
 Shareholders' equity..............  26,809,000   5,145,000   3,719,000   3,384,000   1,833,000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 1996 to Year Ended October 31, 1995
------------------------------------------------------------------------
  Net Revenues: Net revenues increased 30% to $12,693,000 in fiscal 1996, compared to net revenues of $9,750,000 in fiscal 1995. The increase in net revenues in fiscal 1996 was due to a 40% growth in unit sales, with sales of the Company's machine vision systems increasing to 465 in fiscal 1996 versus 333 in fiscal 1995. The Company attributes its sales growth to increased demand in all markets. Net revenues in fiscal 1996 increased 42% in North America and 7% outside North America. Sales to customers outside North America represented 27% of total revenues in fiscal 1996, compared to 33% for in fiscal 1995. The increase in North America is primarily the result of increased sales to electronic component and automobile manufacturers.

  Gross Profit: Gross profit increased 44% to $7,649,000 in fiscal 1996, compared to $5,308,000 in fiscal 1995. Gross profit as a percentage of net revenues for fiscal 1996 increased to 60%, compared with 54% in fiscal 1995. The increase in gross profit as a percentage of net revenues in 1996 is primarily due to economies of scale related to increasing volume, model mix shift, and decreased material costs. The Company anticipates that it can support increased net revenues at its current manufacturing capacity. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in fiscal 1997 due to normal start-up costs associated with expected new product introductions.

  Selling Expenses: Selling expenses increased 27% to $2,897,000 in fiscal 1996, compared to $2,279,000 in fiscal 1995. As a percentage of net revenues, fiscal 1996 selling expenses remained relatively constant at 23%. Although the Company anticipates selling expenses to increase in fiscal 1997 as the Company maintains its investments in sales and applications engineering, the Company believes that these expenditures will not increase substantially as a percentage of net revenues in fiscal 1997.

  General and Administrative Expenses: General and administrative expenses increased 15% to $976,000 in fiscal 1996, compared to $851,000 in fiscal 1995. As a percentage of net revenues, general and administrative expenses decreased to 8% for fiscal 1996, compared to 9% for fiscal 1995. The increase in expenditures in fiscal 1996 is primarily attributable to increased expenses associated with operating the Company as it continues to grow and to investments in management infrastructure. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's growing revenue base. The Company believes that general and administrative expenses may decline slightly as a percentage of net revenues during fiscal 1997.

  Research and Development Expenses: Research and development expenses increased 41% to $1,827,000 in fiscal 1996, compared to $1,299,000 in fiscal 1995. Research and development expenses as a percentage of net revenues for fiscal 1996 increased to 14%, compared to 13% for fiscal 1995. The increase in expenses in fiscal 1996 is mainly due to new product development programs and increased staffing to support these efforts. As the Company continues to invest in next generation software and hardware development, it expects research and development expenses may remain constant or increase slightly as a percentage of net revenues during fiscal 1997.

  Interest income increased 625% to $442,000 in fiscal 1996, compared to $61,000 in fiscal 1995. The increase in interest income is primarily due to interest on the proceeds of a public stock offering completed in June of 1996.

  Income Tax Benefit: The income tax benefit of $1,309,000 recorded in fiscal 1996 reflects full recognition of the potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods. As a result of this full recognition, beginning in fiscal 1997 the Company will report earnings on a fully-taxed basis.

Comparison of Year Ended October 31, 1995 to Year Ended October 31, 1994
------------------------------------------------------------------------
  Net Revenues: Net revenues increased 48% to $9,750,000 in fiscal 1995, compared to $6,587,000 in fiscal 1994. The increase in net revenues was due to a 48% growth in unit sales, with sales of the Company's machine vision systems increasing to 333 in fiscal 1995 versus 225 in fiscal 1994. The Company attributes its sales growth to increased demand in all markets, with particularly strong results in international markets. In fiscal 1995 revenues increased 84% outside of North America and 35% in North America. The increase internationally was primarily the result of a 492% increase in Far East sales through distributors. The increase in North America is primarily due to demand in the electronic components market as well as increased sales to systems integrators.

  Gross Profit: Gross profit increased 49% to $5,308,000 in fiscal 1995, compared to $3,561,000 in fiscal 1994. The gross profit as a percentage of net revenues for fiscal 1995 remained constant at 54%.

  Selling Expenses: Selling expenses increased 16% to $2,279,000 in fiscal 1995, compared to $1,970,000 in fiscal 1994. As a percentage of net revenues, fiscal 1995 selling expenses declined to 23% from 30% in fiscal 1994. The increase in selling expenses in 1995 was related to expanded marketing and promotion efforts and the addition of new employees in the sales and customer support areas. The decline in selling expenses as a percentage of net revenues in fiscal 1995 is primarily due to increased productivity from the Company's sales and applications engineering teams and increased sales through international distributors.

  General and Administrative Expenses: General and administrative expenses increased 20% to $851,000 in fiscal 1995, compared to $711,000 in fiscal 1994. As a percentage of net revenues, general and administrative expenses decreased to 9% in fiscal 1995 compared with 11% in fiscal 1994. The increase in expenditures in 1995 is primarily due to incurring a full year of lease expense in the Company's new facility and investments in management infrastructure. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's growing revenue base.

  Research and Development Expenses: Research and development expenses increased 15% to $1,299,000 in fiscal 1995, compared to $1,133,000 in fiscal 1994.
Research and development expenses as a percentage of net revenues declined to 13% in fiscal 1995 from 17% in fiscal 1994. The increase in expenditures in 1995 is mainly due to new product development programs and the necessary new employees to support these efforts. The decline as a percentage of net revenues in 1995 is the result of the Company's growing revenue base.

  Income Tax Benefit: Income tax benefit of $407,000 was recorded in fiscal
1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital increased to $24,083,000 at October 31, 1996 from $4,131,000 at October 31, 1995 primarily as a result of the Company's continued profitability and the successful completion of a secondary offering in June of 1996. The Company financed its increased sales in fiscal 1996 through internally generated cash flow and existing cash and cash equivalents. Net cash provided from operating activities in fiscal 1996 was $788,000. Accounts receivable increased $1,764,000 due to a higher level of sales volume and in part to a higher percentage of sales occurring in the last month of the fourth quarter of fiscal 1996. Inventories increased $285,000 in fiscal 1996 due to raw material purchases to support increased sales and new product introductions.

The Company used $15,797,000 in cash flow in investing activities, primarily for the purchase of marketable securities and capital equipment. Investments in marketable securities consist of short-term investment grade securities. In addition, the Company generated $17,953,000 from its financing activities as a result of the completion of a public stock offering in June of 1996 and issuances of its Common Stock upon exercise of stock options and warrants.

  Current assets increased to $25,164,000 at October 31, 1996 from $4,912,000 at October 31, 1995. This increase was primarily due to an increase in marketable securities to $15,135,000 at October 31, 1996 from no marketable securities at October 31, 1995. Cash and cash equivalents also increased to $4,179,000 at October 31, 1996 from $1,235,000 at October 31, 1995.

  The Company's current liabilities increased to $1,081,000 at October 31, 1996 from $781,000 at October 31, 1995. This was mainly due to increased trade accounts payable associated with a higher level of sales.

  The Company believes that its cash flow from operations, existing cash and cash equivalents, and marketable securities at October 31, 1996 will be adequate for its foreseeable operating needs.

DILUTION
--------
  Management expects further dilution of earnings per share in fiscal 1997 due to the issuance of 1,600,000 shares of common stock in June of 1996 through a public stock offering. Given that these shares were outstanding for less than five months of fiscal 1996 and that they will be outstanding for all of fiscal

1997, the weighted average common shares outstanding will increase to 5.5 million from 4.4 million in fiscal 1996. This represents approximately 20% dilution.

FORWARD LOOKING STATEMENT

  Certain of the statements contained in this Form 10-K that relate to expectations regarding future sales and profitability contains forward-looking statements regarding future performance of the Company. The Company's actual results could differ materially from the estimates made in the forward-looking statements as a result of a number of factors, including (i) risks and uncertainty in the market for machine vision, (ii) cyclicality of capital spending by customers, (iii) quarterly fluctuations in operating results by the Company due to the long selling cycle for machine vision products, (iv) the Company's continued ability to achieve significant international revenue, (v) competition in the Company's principal markets and (vi) the Company's ability to continue to enhance its current products and develop new products that keep pace with technological developments and evolving industry standards. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statement, which speak only as of the date made.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
  See Item 14 for a list of the financial statements included in this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------
  Not applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
  Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in March 1997 (the "1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

  Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------
  Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
  Information required under this item is contained in the section entitled "Shareholdings of Principal Shareholders, Directors and Officers" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1997 Proxy Statement which is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Documents filed as Part of this Report

          (1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-K.
                                                                      Page
                                                                      ----
               Report of Independent Accountants.....................  28
               Income Statements for the three years ended
                    October 31, 1996, 1995 and 1994..................  29
               Balance Sheets as of October 31, 1996 and 1995........  30
               Statements of Cash Flows for the Years
                    ended October 31, 1996, 1995 and 1994............  31
               Statements of Shareholders' Equity for the Years
                    ended October 31, 1996, 1995 and 1994............  32
               Notes to Financial Statements.........................  33

          (2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS
               ENDED OCTOBER 31, 1996


               VIII.  Valuation and Qualifying Accounts..............  42

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed during the quarter ended October 31, 1996.

     (c)  Listing of Exhibits
          -------------------

Exhibit
  No.                           Description                           Page
-------  ----------------------------------------------------------   ----

3.1.....  Restated Articles of Incorporation of Registrant...........  43

3.2.....  By-Laws of Registrant......................................  47

10.1....  Lease Agreement dated February 11, 1993 for facilities at
          10321 West 70th Street, Eden Prairie, Minnesota
          (Incorporated by reference to Exhibit 10.3 of 1993 Form 10-K)

10.2*...  PPT VISION, Inc. 1988 Stock Option Plan, as amended
          (incorporated by reference from Exhibit 10.4 to 1993 Form 10-K)

10.3....  Employment Agreement with Joseph C. Christenson dated as of
          May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.4....  Employment Agreement with Larry G. Paulson dated as of
          February 1, 1984 (incorporated by reference from
          Exhibit 10.5 to May 15, 1996 Form S-2)

10.5....  Employment Agreement with Tom Northenscold dated as of
          February 27, 1995 (incorporated by reference from
          Exhibit 10.6 to May 15, 1996 Form S-2)

10.6....  Employment Agreement with Arye Malek dated as of
          May 1, 1990 (incorporated by reference from
          Exhibit 10.7 to May 15, 1996 Form S-2)

22......  The Company has no subsidiaries

23......  Consent of Price Waterhouse LLP............................  53

27......  Financial Data Schedule....................................  54


*Indicates compensatory plan

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PPT VISION, INC.

Date:  January 28, 1997                 By:/s/Joseph C. Christenson
                                           ----------------------------
                                               Joseph C. Christenson
                                           (Principal Executive Officer)

Date:  January 28, 1997                 By:/s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                             Chief Financial Officer

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

        Date                                   Signature and Title
        ----                                   -------------------

  January 28, 1997                         /s/Joseph C. Christenson
                                           ----------------------------
                                              Joseph C. Christenson
                                               President, Director
                                           (Principal Executive Officer)

  January 28, 1997                         /s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                              Chief Financial Officer

  January 28, 1997                         /s/Larry G. Paulson
                                           ----------------------------
                                           Larry G. Paulson, Secretary,
                                            Vice President of Research
                                            and Development, Director

  January 28, 1997                         /s/Bruce C. Huber
                                           ----------------------------
                                             Bruce C. Huber, Director

  January 28, 1997                         /s/David C. Malmberg
                                           ----------------------------
                                           David C. Malmberg, Director

  January 28, 1997                         /s/Peter R. Peterson
                                           ----------------------------
                                           Peter R. Peterson, Director

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of PPT VISION, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of PPT VISION, Inc. at October 31, 1996 and 1995, and the results of its operations and cash flows for each of the three fiscal years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Minneapolis, MN
November 22, 1996

                                PPT VISION, INC.

                               INCOME STATEMENTS

                                               YEAR ENDED OCTOBER 31,
                                         -----------------------------------
                                            1996         1995        1994
                                         -----------  ----------  ----------
Net revenues............................ $12,693,000  $9,750,000  $6,587,000
Cost of sales...........................   5,044,000   4,442,000   3,026,000
                                         -----------  ----------  ----------
    Gross profit........................   7,649,000   5,308,000   3,561,000
                                         -----------  ----------  ----------
Expenses:
  Selling...............................   2,897,000   2,279,000   1,970,000
  General and administrative............     976,000     851,000     711,000
  Research and development..............   1,827,000   1,299,000   1,133,000
                                         -----------  ----------  ----------
    Total expenses......................   5,700,000   4,429,000   3,814,000
                                         -----------  ----------  ----------
Income (loss) from operations...........   1,949,000     879,000    (253,000)
Interest income.........................     442,000      61,000      39,000
Other income (expense)..................      11,000       --          1,000
                                         -----------  ----------  ----------
Net income (loss) before taxes........     2,402,000     940,000    (213,000)
Income tax benefit......................   1,309,000     407,000       --
                                         -----------   ---------  ----------
    Net income (loss)................... $ 3,711,000  $1,347,000  $ (213,000)
                                         ===========  ==========  ==========
Per share data:
  Net income (loss) per share........... $    0.84    $   0.37    $  (0.06)
                                         ===========  ==========  ==========
  Weighted average common
   shares outstanding...................   4,410,000   3,650,000   3,455,000
                                         ===========  ==========  ==========


    The accompanying notes are an integral part of the financial statements

                                PPT VISION, INC.

                                 BALANCE SHEETS

                                                           OCTOBER 31,
                                                    -------------------------
                                                       1996           1995
                                                    -----------    ----------
ASSETS
Current assets
  Cash and cash equivalents........................ $ 4,179,000    $1,235,000
  Marketable securities                              15,135,000         --
  Accounts receivable, net.........................   4,451,000     2,687,000
  Inventories......................................   1,228,000       943,000
  Other current assets.............................     171,000        47,000
                                                    -----------    ----------
    Total current assets...........................  25,164,000     4,912,000
Restricted cash....................................     135,000       213,000
Fixed assets, net..................................     863,000       501,000
Other assets, net..................................      79,000        65,000
Deferred income taxes..............................   1,815,000       407,000
                                                    -----------    ----------
    Total assets................................... $28,056,000    $6,098,000
                                                    ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable................................. $   754,000    $  564,000
  Commissions payable..............................      62,000        55,000
  Accrued expenses.................................     265,000       162,000
                                                    -----------    ----------
    Total current liabilities......................   1,081,000       781,000
Deferred rent......................................     166,000       172,000
Commitments and contingencies (Note 8)
Shareholders' equity
  Common Stock $.10 par value; authorized
   10,000,000 shares;
   issued and outstanding 5,358,422 and. 3,578,705.     536,000       358,000
  Capital in excess of par value...................  29,443,000    11,668,000
  Accumulated (deficit)............................  (3,170,000)   (6,881,000)
                                                    -----------    ----------
    Total shareholders' equity.....................  26,809,000     5,145,000
                                                    -----------    ----------
    Total liabilities and shareholders' equity..... $28,056,000    $6,098,000
                                                    ===========    ==========

    The accompanying notes are an integral part of the financial statements

                                PPT VISION, INC.

                            STATEMENT OF CASH FLOWS

                                                YEAR ENDED OCTOBER 31,
                                         ------------------------------------
                                             1996         1995        1994
                                         ------------  ----------  ----------
Net income (loss)....................... $  3,711,000  $1,347,000  $ (213,000)
Adjustment to reconcile net income
 (loss)
 to net cash provided by operating
 activities:
  Depreciation and amortization.........      286,000     164,000     131,000
  Deferred rent.........................       (6,000)     44,000     128,000
  Deferred income tax benefit...........   (1,408,000)   (407,000)       --
Change in assets and liabilities:
  Accounts receivable...................   (1,764,000)   (749,000)    (72,000)
  Inventories...........................     (285,000)   (158,000)      9,000
  Other assets..........................     (124,000)     (7,000)      5,000
  Restricted cash.......................       78,000        --      (213,000)
  Accounts payable......................      190,000     102,000      31,000
  Commissions payable...................        7,000      12,000      (6,000)
  Accrued expenses......................      103,000      65,000     (44,000)
                                         ------------  ----------  ----------
    Total adjustments...................   (2,923,000)   (934,000)    (31,000)
                                         ------------  ----------  ----------
Net cash provided (used) by operating
 activities.............................      788,000     413,000    (244,000)
Cash flows from investing activities:
  Purchase of fixed assets..............     (662,000)   (349,000)   (194,000)
  Purchase of marketable securities       (17,156,000)       --          --
  Proceeds on sales of marketable
   securities                               2,025,000        --          --
  Realized gain on marketable securities       (4,000)       --          --
  Unrealized loss on marketable
   securities                                    --          --          --
                                         ------------  ----------  ----------
Net cash used by investing activities...  (15,797,000)   (349,000)   (194,000)
Cash flows from financing activities:
  Proceeds from issuance of common
   stock................................   17,953,000      79,000     548,000
                                         ------------  ----------  ----------
Net cash provided by financing
 activities.............................   17,953,000      79,000     548,000
                                         ------------  ----------  ----------
Net increase in cash and cash
 equivalents............................    2,944,000     143,000     110,000
Cash and cash equivalents at beginning
 of year................................    1,235,000   1,092,000     982,000
                                         ------------  ----------  ----------
Cash and cash equivalents at end of
 year  ................................. $  4,179,000  $1,235,000  $1,092,000
                                         ============  ==========  ==========


    The accompanying notes are an integral part of the financial statements

                                PPT VISION, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                              (DOLLARS IN THOUSANDS)


                                               CAPITAL IN
                           COMMON    COMMON     EXCESS OF     PREFERRED PREFERRED      ACCUMULATED
                           SHARES    STOCK      PAR VALUE      SHARES      STOCK        (DEFICIT)
                         --------- ---------   -----------    --------- ----------     -------------
October 31, 1993........ 3,224,304 $ 322,000   $10,796,000     95,832   $280,000       $(8,015,000)
  Stock issued through
   the
   exercise of stock
   options..............    64,743     6,000        32,000
  Stock issued through
   the
   employee stock
   purchase plan........    26,082     3,000        68,000
  Stock issued through
   conversion of
   preferred shares.....     5,357     1,000        24,000     (8,333)   (24,000)
  Stock issued through
   private placement
   (net of issue costs).   120,000    12,000       427,000
  Net Loss..............                                                                  (213,000)
                         ---------  --------   -----------    -------    --------       -----------
October 31, 1994........ 3,440,486   344,000    11,347,000     87,499    256,000        (8,228,000)
  Stock issued through
   the
   exercise of stock
   options..............    65,370     6,000        37,000
  Stock issued through
   the
   employee stock
   purchase plan........    16,599     2,000        35,000
  Stock issued through
   conversion of
   preferred shares.....    56,250     6,000       249,000    (87,499)  (256,000)
  Net income............                                                                 1,347,000
                         ---------  --------   -----------    -------    --------       -----------
October 31, 1995........ 3,578,705   358,000    11,668,000          0          0        (6,881,000)
  Stock issued through
   public offering
   (net of issue costs)  1,600,000   160,000    17,459,000
  Stock issued through
   the
   exercise of stock
   options..............    94,526     9,000       123,000
  Stock issued through
   the
   employee stock
   purchase plan........    35,691     4,000        74,000
  Stock issued through
   the
   exercise of warrants.    49,500     5,000       119,000
  Net income............                                                                 3,711,000
                         ---------  --------   -----------    -------    --------      ------------
  October 31, 1996...... 5,358,422  $536,000   $29,443,000          0          0       $(3,170,000)
                         =========  ========   ===========    =======    ========      ============

    The accompanying notes are an integral part of the financial statements

                                PPT VISION, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND OPERATIONS

  The Company designs, manufactures, markets and integrates machine vision based automated inspection systems. The systems are used to improve productivity and quality by automating inspection tasks in manufacturing applications such as assembly verification, flaw detection, character verification or measurement tasks.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

  Accounts receivable are shown net of allowance for doubtful accounts of $35,110 at October 31, 1996, and $35,000 at October 31, 1995.

INVENTORIES

  Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (FIFO) basis. As of October 31, 1996 and 1995 inventories consist of the following:



                                                       OCTOBER 31,
                                                   -------------------
                                                      1996      1995
                                                   ---------- --------
      Manufactured and purchased parts............ $1,015,000 $681,000
      Work-in-process.............................    144,000  214,000
      Finished goods..............................     69,000   48,000
                                                   ---------- --------
          Totals.................................. $1,228,000 $943,000
                                                   ========== ========

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, marketable securities, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

OTHER ASSETS

  Other assets at October 31, 1996 and 1995 consist of the following:



                                                                 OCTOBER 31,
                                                               ----------------
                                                                 1996    1995
                                                               -------  -------
      Patent and trademark.................................... $91,000  $71,000
      Security deposits.......................................    --       --
      Investment in related party.............................  53,000   53,000
                                                               -------  -------
                                                               144,000  124,000
      Less accumulated amortization........................... (65,000) (59,000)
                                                               -------  -------
          Total other assets.................................. $79,000  $65,000
                                                               =======  =======

  The investment in a related party represents common stock the Company intends to hold as an investment and is recorded at cost. During 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS). No. 115 requires certain investments in debt and equity securities to be recorded at fair market value. No adjustment to market value was recorded as of October 31, 1995 and 1996 as the difference was not material. Patent and trademark costs are amortized over 60 months.

FIXED ASSETS

  Fixed assets consist of furniture, fixtures and equipment, and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31, 1996 and 1995 furniture, fixtures and equipment consisted of the following:


                                                             OCTOBER 31,
                                                       -----------------------
                                                           1996        1995
                                                        ----------  ----------
      Equipment.......................................  $2,215,000  $1,743,000
      Furniture and fixtures..........................     407,000     235,000
                                                        ----------  ----------
                                                         2,622,000   1,978,000
      Less accumulated amortization...................  (1,759,000) (1,477,000)
                                                        ----------  ----------
          Total fixed assets..........................  $  863,000  $  501,000
                                                        ==========  ==========

REVENUE RECOGNITION

  The Company records sales revenue upon shipment to the customer.

RESEARCH AND DEVELOPMENT

  Expenditures for research and development are expensed as incurred.

INCOME TAXES

  Income taxes are provided on the liability method. Under the liability method, deferred income taxes are provided on the difference in basis of assets and liabilities between financial reporting and tax returns using expected tax rates.

INCOME (LOSS) PER SHARE

  Income per share computations are based on the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents consist of stock options and warrants outstanding during the year.

CASH FLOWS

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

  Non-cash transactions in 1996 consist of $10,568 related to the transfer of long-term assets to inventory. In 1995 non-cash transactions consist of $255,952 related to the conversion of 87,499 preferred shares into 56,250 shares of common stock and $37,514 related to the transfer of long-term assets to inventory. In 1994 non-cash transactions consist of $24,376 related to the conversion of 8,333 preferred shares into 5,357 shares of common stock and $15,345 related to the transfer of long-term assets to inventory.

ESTIMATES BY MANAGEMENT

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK SPLIT

  On March 14, 1996, the Board of Directors approved a three-for-two stock split in the form of a fifty percent (50%) stock dividend. The distribution of shares was made on April 5, 1996 to shareholders of record as of March 25, 1996. All historical share and per share data included in the financial statements and exhibits have been restated to reflect the stock split.

NOTE 3: CUSTOMER INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

  During 1996 and 1995, revenue from one customer accounted for 14% and 17% of net revenues respectively. During 1996, revenue from another customer accounted for 12% of net revenues. During 1994, revenue from another customer accounted for 10% of net revenues.

CUSTOMER GEOGRAPHIC DATA

  North American and export sales as a percentage of net revenues in 1996, 1995 and 1994 are as follows:


                                                                   YEAR ENDED
                                                                   OCTOBER 31,
                                                                ----------------
                                                                1996  1995  1994
                                                                ----  ----  ----
      North America...........................................   73%   67%   73%
      Europe..................................................   14%   21%   24%
      Far East.................................................  13%   12%    3%

NOTE 4: ACCRUED EXPENSES

  Accrued expenses at October 31, 1996 and 1995 include:



                                                                 OCTOBER 31,
                                                              ----------------
                                                                1996     1995
                                                              -------- --------
      Vacation............................................... $ 30,000 $ 30,000
      Employee Stock Purchase Plan payroll deductions........   42,000   33,000
      Compensation...........................................   67,000   68,000
      Other..................................................  126,000   31,000
                                                              -------- --------
          Total.............................................. $265,000 $162,000
                                                              ======== ========


NOTE 5: COMMON STOCK OPTIONS AND WARRANTS

  Under the Company's 1988 Stock Option Plan the Company may issue options to purchase up to 600,000 shares of common stock to employees and directors. Options are granted at prices equal to the average of the bid and ask prices on the date of the grant. The granting of options and their vesting is within the discretion of the Company's Board of Directors.

  A summary of stock options issued and outstanding under the 1988 Stock Option Plan is as follows:


                                                           NUMBER OF SHARES
                                                       ------------------------
                                                        EMPLOYEE     DIRECTOR
                                                         OPTIONS      OPTIONS
                                                       -----------  -----------
Balance at October 31, 1993...........................     259,498       18,675
  Granted.............................................      72,750       39,000
  Exercised...........................................     (64,743)           0
  Forfeited...........................................      (1,462)           0
                                                       -----------  -----------
Balance at October 31, 1994...........................     266,043       57,675
  Granted.............................................      22,125            0
  Exercised...........................................     (63,870)      (1,500)
  Forfeited...........................................      (4,687)           0
                                                       -----------  -----------
Balance at October 31, 1995...........................     219,611       56,175
  Granted.............................................     122,350        4,500
  Exercised...........................................     (93,026)      (1,500)
  Forfeited...........................................        (350)           0
                                                       -----------  -----------
Balance at October 31, 1996...........................     248,585       59,175
                                                       ===========  ===========
As of October 31, 1996:
  Price Range of Outstanding Options
    Options...........................................$2.00-$18.12 $1.66-$12.00
    Expiration Dates..................................   1997-2003    1997-2003
    Options Exercisable...............................     116,647       36,675

  During the year ended October 31, 1996, stock options were exercised at prices of $1.00 to $3.67 per share under the Employee Stock Option Plan.

  The Company accounts for stock options and other equity instruments in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. SFAS No. 123 establishes a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made. SFAS No. 123 is not required to be adopted until fiscal 1997. The Company currently intends to continue to apply the accounting method prescribed by APB Opinion No. 25 and, accordingly, the adoption of SFAS No. 123 will not have a material impact on the Company's operating results.

NOTE 6: STOCK OFFERINGS

  In June of 1996, the Company completed a public stock offering, issuing 1,600,000 shares of common stock at $12.00 per share, that raised $17,618,522 net of offering costs of $1,581,478.

  In February of 1994, the Company completed a private equity placement, issuing 120,000 shares of common stock at $3.66 per share, that raised $438,365 net of offering costs of $1,635.

NOTE 7: EMPLOYEE STOCK PURCHASE PLAN

  In March 1995 shareholders approved the adoption of the 1995 Employee Stock Purchase Plan to replace the 1990 Employee Stock Purchase Plan which expired in 1995. Under the terms of the 1995 Plan, 225,000 shares have been reserved for issuance under the Plan.

  The second phase of the 1995 Plan began on June 1, 1996 and employees were granted the right to purchase 6,773 shares at $14.66 per share under the Plan.

  The first phase of the 1995 Plan ended on May 31, 1996 and employees purchased 35,691 shares at $2.19 per share under the Plan.

  Phase five of the 1990 Plan ended on May 31, 1995 and employees purchased 16,599 shares at $2.19 per share.

NOTE 8: COMMITMENTS & CONTINGENCIES

  Rental expense under operating leases was $170,987, $163,100, and $162,823 in 1996, 1995, and 1994 respectively. Minimum future rental payments due under noncancelable operating lease agreements are as follows:

             1997............................  180,000
             1998............................  185,000
             1999............................  189,000
             2000............................  196,000
             Thereafter......................   66,000
                                              --------
                 Total....................... $816,000
                                              ========

LETTER OF CREDIT

  During 1994 the Company obtained a standby letter of credit for a security deposit related to the Company's building lease. The letter of credit is secured by the restricted cash balance of $134,771. As of June 1996 the restricted cash balance decreases on a dollar for dollar basis as rental payments are made.

NOTE 9: EMPLOYEE SAVING PLAN

  The Company provides a supplementary retirement savings plan which is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifteen percent of their monthly earnings on a pre-tax basis subject to annual contribution limitations. The Company makes matching contributions of fifty cents for each dollar contributed by each Plan participant up to a maximum of $1,000 annually. The Company's contributions under this program were approximately $52,250, $30,876, and $26,407 for the years ended October 31, 1996, 1995 and 1994 respectively.

NOTE 10: INCOME TAXES

No current tax provisions were recorded in the fiscal years ended October 31, 1996 and 1995 due to the utilization of net operating loss (NOL) carry forwards. The deferred tax provisions of approximately $14,000 and $36,000 for the years ended October 31, 1996 and 1995, respectively, are negated primarily by reductions in the FAS 109 valuation allowances.

At October 31, 1996, the Company has available net operating loss and research and development tax credit carry forwards for income tax purposes of $3.6 million and $340,000, respectively. These carry forwards expire in the years ending October 31, 2001 through 2009.

The utilization of the net operating loss and tax credit carry forwards is dependent upon the Company's ability to generate sufficient taxable income during the carry forward period. A valuation allowance was established in 1994 and subsequent taxable earnings and an analysis of likely taxable income resulted in reductions of the allowance by $2,219,000 and $804,000 for the years ended October 31, 1996 and 1995, respectively.

An analysis of the effective rate on earnings and a reconciliation of the expected federal statutory rate for the years ended October 31, 1996 and 1995 is as follows:

                                             1996        1995
                                          -----------  ---------
Expected tax provision
at statutory rate..........................$   783,000  $ 320,000
State income tax provision,
net of federal tax effect..................    138,000     56,000
Research and development credit............    (17,000)         0
(Reduction) of valuation allowance......... (2,219,000)  (804,000)
Other......................................      6,000     21,000
                                           -----------  ---------
   Total...................................$(1,309,000) $(407,000)
                                           ===========  =========

Deferred tax assets (liabilities) are comprised of the following at October 31:

                                           1996        1995
                                        ----------  -----------
Depreciation.............................$  147,000  $   102,000
Deferred rent............................    66,000       69,000
Other....................................   170,000       94,000
Net operating loss carry forwards........ 1,432,000    2,361,000
Valuation allowance......................         0   (2,219,000)
                                         ----------  -----------
   Net deferred tax asset................$1,815,000  $   407,000
                                         ==========  ===========

                                  SCHEDULE VIII


Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:


                              Balance at  Additions    Deductions  Balance at
                              Beginning   Charged to   and Write-    End of
                              of Period    Earnings       offs       Period
                            ---------------------------------------------------
Year Ended October 31, 1994    $55,000     $44,000     ($44,000)    $55,000

Year Ended October 31, 1995    $55,000     $69,000     ($89,000)    $35,000

Year Ended October 31, 1996    $35,000     $ 2,000     ($ 2,000)    $35,000
