Form 10-Q
period 1997-01-31
PPT VISION INC
filed 1997-03-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                   -----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended January 31, 1997
                         Commission File Number 0-11518



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

Shares of $.10 par value common stock outstanding at March 10, 1997:
5,372,307
                                                  Total pages this report:  13

                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets as of January 31, 1997 and................  3
           October 31, 1996

           Income Statements for the Three-Month Periods............  4
           ended January 31, 1997 and January 31, 1996

           Statement of Cash Flows for the Three-Month Periods......  5
           ended January 31, 1997 and January 31, 1996

           Notes to Financial Statements-- January 31, 1997.........  6

Item 2.    Management's Discussion and Analysis of..................  7
           Financial Condition and Results of Operations

Part II.   Other Information.......................................  10
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures.............................................  11
           ----------

                                PPT VISION, INC.

                                 BALANCE SHEETS

                                          01/31/97    10/31/96
                                           Note A      Note A
                                        -----------  -----------
                                        (unaudited)
ASSETS
Cash and cash equivalents.............  $ 1,449,000  $ 4,179,000
Investments...........................   18,385,000   15,135,000
Accounts receivable, net..............    3,365,000    4,451,000
Inventories:
  Manufactured and purchased parts....    1,363,000    1,015,000
  Work-in-process.....................      127,000      144,000
  Finished goods......................       77,000       69,000
Other current assets..................      161,000      171,000
                                        -----------  -----------
     Total current assets.............   24,927,000   25,164,000

Restricted cash.......................       93,000      135,000
Fixed assets, net.....................    1,018,000      863,000
Other assets, net.....................       82,000       79,000
Deferred income taxes.................    1,844,000    1,815,000
                                        -----------  -----------
     Total assets.....................  $27,964,000  $28,056,000
                                        ===========  ===========

LIABILITIES AND EQUITY
Current liabilities...................  $   988,000  $ 1,081,000

Deferred rent.........................      161,000      166,000

Shareholders' equity:
Common stock..........................      536,000      536,000
Capital in excess of par value........   29,449,000   29,443,000
Accumulated (deficit).................   (3,165,000)  (3,170,000)
Unrealized loss--investments..........       (5,000)       --
                                        -----------  -----------
     Total shareholders' equity.......   26,815,000   26,809,000
                                        -----------  -----------
     Total liabilities and
     shareholders' equity.............  $27,964,000  $28,056,000
                                        ===========  ===========

                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)

                                Three Months Ended
                                     January 31,
                             ------------------------
                                1997         1996
                             -----------  -----------
                             (unaudited)  (unaudited)
Net revenues...............   $2,370,000   $3,135,000
Cost of sales..............    1,004,000    1,303,000
                              ----------   ----------
Gross profit...............    1,366,000    1,832,000

Expenses:
  Selling..................      818,000      571,000
  General and
   administrative..........      306,000      280,000
  Research and
   development.............      508,000      447,000
                              ----------   ----------
  Total expenses...........    1,632,000    1,298,000
                              ----------   ----------
Income from operations.....     (266,000)     534,000

Interest income............      274,000       16,000
Other income (expense).....        --           7,000
                              ----------   ----------
Net income before taxes....        8,000      557,000
Income tax (expense).......       (3,000)       --
                              ----------   ----------
Net income.................   $    5,000   $  557,000
                              ==========   ==========
Per share data (Notes B and C):
Weighted average common
shares outstanding.........    5,478,000    3,783,000
Net income per share.......   $     0.00   $     0.15
                              ==========   ==========


                                PPT VISION, INC.
                             STATEMENT OF CASH FLOWS

                                               Three Months      Three Months
                                                  Ended             Ended
                                             January 31, 1997  January 31, 1996
                                             ----------------  ----------------
                                               (unaudited)       (unaudited)
Net income.................................       $    5,000        $  557,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization.............           93,000            52,000
 Deferred rent.............................           (5,000)            6,000
 Deferred income tax benefit...............          (29,000)            --
 Interest earned not paid..................         (148,000)            --
Change in assets and liabilities
 Accounts receivable.......................        1,086,000           263,000
 Inventories...............................         (339,000)           44,000
 Other assets..............................           10,000           (48,000)
 Restricted cash...........................           42,000             --
 Accounts payable and accrued expenses.....          (93,000)         (276,000)
                                                  ----------        ----------
  Total adjustments........................          617,000            41,000
                                                  ----------        ----------
  Net cash provided by operating
   activities..............................          622,000           598,000
Cash flows from investing activities:
 Purchase of fixed assets..................         (252,000)         (198,000)
 Purchase of investments...................       (5,131,000)            --
 Proceeds on sales of investments..........        2,025,000             --
 Realized gain on investments..............            --                --
                                                  ----------        ----------
  Net cash used by investing activities....       (3,358,000)         (198,000)
Cash flows from financing activities
 Proceeds from issuance of common stock....            6,000            19,000
                                                  ----------        ----------
  Net cash provided by financing
   activities..............................            6,000            19,000
                                                  ----------        ----------
Net increase in cash and cash equivalents..       (2,730,000)          419,000
Cash and cash equivalents at
 beginning of year.........................        4,179,000         1,235,000
                                                  ----------        ----------
Cash and cash equivalents at
 end of period.............................       $1,449,000        $1,654,000
                                                  ==========        ==========

                                PPT VISION, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

JANUARY 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

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

Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
  Net Revenues: Net revenues decreased 24% to $2,370,000 for the three-month period ended January 31, 1997, compared to net revenues of $3,135,000 for the same period in fiscal 1996. The decrease in net revenues in fiscal 1997 is mainly due to a 23% decrease in unit sales, with sales of the Company's machine vision systems decreasing to 86 for the first quarter of fiscal 1997 versus 112 for the same period in fiscal 1996. Net revenues for the first quarter of fiscal 1997 decreased 3% in North America and 57% outside North America. Sales to customers outside North America represented 22% of total revenues in the first quarter of fiscal 1997, compared to 40% for the same period in fiscal 1996. The decrease in North America is primarily the result of a slowdown in deliveries to two significant customers in the electronics segment and one significant customer in the transportation segment. The decline internationally is primarily the result of decreased deliveries in the Far East. In addition, international sales in the first quarter of fiscal 1996 were unusually high compared with fiscal 1996 as a whole.

  Gross Profit: Gross profit decreased 25% to $1,366,000 for the three-month period ended January 31, 1997, compared to $1,832,000 for the same period in fiscal 1996. As a percentage of net revenues, the gross profit for the first quarter of fiscal 1997 remained relatively constant at 58%, compared with the first quarter of fiscal 1996. The Company anticipates that it can support increased net revenues at its current manufacturing capacity. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in fiscal 1997 due to normal start-up costs associated with expected new product introductions.

  Selling Expenses: Selling expenses increased 43% to $818,000 for the three-month period ended January 31, 1997, compared to $571,000 for the same period in fiscal 1996. As a percentage of net revenues, selling expenses increased to 35% for the first quarter of fiscal 1997, compared to 18% for the first quarter of fiscal 1996. The increase in expenditures is the result of the addition of several application engineers and sales people in the latter part of fiscal 1996. The increase as a percentage of net revenues is primarily due to the reduced level of sales in the quarter. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses will increase in fiscal 1997 as the Company maintains its investments in sales and applications engineering. However, the Company believes that during the remainder of fiscal 1997, selling expenses may decline as a percentage of net revenues compared to the first quarter of fiscal 1997 if sales growth resumes.

  General and Administrative Expenses: General and administrative expenses increased 9% to $306,000 for the three-month period ended January 31, 1997, compared to $280,000 for the same period in fiscal 1996. As a percentage of net revenues, general and administrative expenses increased to 13% for the first quarter of fiscal 1997, compared to 9% for the first quarter of fiscal 1996. The increase in expenditures is primarily attributable to increased expenses associated with operating the Company as it continues to grow. The increase as a percentage of net revenues is primarily due to the reduced level of sales in the quarter. The Company believes that during the remainder of fiscal 1997, general and administrative expenses may decline as a percentage of net revenues compared to the first quarter of fiscal 1997 if sales growth resumes.

  Research and Development Expenses: Research and development expenses increased 14% to $508,000 for the three-month period ended January 31, 1997, compared to $447,000 for the same period in fiscal 1996. As a percentage of net revenues, research and development expenses increased to 21% for the first quarter of fiscal 1997, compared to 14% for the first quarter of fiscal 1996. The increase in expenses is mainly due to new product development programs and increased staffing to support these efforts. The increase as a percentage of net revenues is primarily due to the reduced level of sales in the quarter. While research and development expenses may increase as the Company continues to invest in next generation software and hardware development, the Company expects that during the remainder of fiscal 1997, such expenses may decline as a percentage of net revenues compared to the first quarter of fiscal 1997 if sales growth resumes.

  Interest income increased to $274,000 for the three-month period ended January 31, 1997, compared to $16,000 for the same period in fiscal 1996. The increase in interest income is primarily due to interest on the proceeds of a public stock offering completed in June of 1996.

  Income Tax (Expense) Benefit: Income tax expense of $3,000 was recorded for the three-month period ended January 31, 1997, compared with $0 for the same period in fiscal 1996. The increase in income tax expense resulted from the full recognition of the potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods, which occurred in the fourth quarter of fiscal 1996. As a result of this full recognition, the Company is reporting earnings on a fully-taxed basis.

Liquidity and Capital Resources
-------------------------------
  Working capital decreased to $23,939,000 on January 31, 1997 from $24,083,000 on October 31, 1996. Net cash provided from operating activities was $622,000. During the first three months of fiscal 1997, accounts receivable decreased $1,086,000 and inventories increased $339,000. Both of these events are primarily due to the reduced level of sales in the first quarter of fiscal 1997. In addition, the increase in inventories is also partially related to raw material purchases to support new product introductions.

  The Company used $3,358,000 in cash flow in investing activities, primarily for the purchase of investments and capital equipment. Investments consist of short-term investment grade securities. In addition, the Company generated $6,000 from its financing activities as a result of issuances of its Common Stock upon exercise of stock options.

  Current assets decreased to $24,927,000 at January 31, 1997 from $25,164,000 at October 31, 1996. This decrease was primarily due to the decline in accounts receivable to $3,365,000 at January 31, 1997 from $4,451,000 at October 31, 1996.

  Current liabilities decreased to $988,000 at January 31, 1997 from $1,081,000 at October 31, 1996. This was mainly due to a reduction in accrued expenses which resulted from the full payment of certain accrued expenses.

  The Company believes that it cash flow from operations, existing cash and cash equivalents, and investments at January 31, 1997 will be adequate for its foreseeable operating needs.

FORWARD LOOKING STATEMENT
-------------------------
  Certain of the statements contained in this Form 10-Q that relate to expectations regarding future sales and profitability contain forward-looking statements regarding future performance of the Company. The Company's actual results could differ materially from the estimates made in the forward-looking statements as a result of a number of factors, including (i) risks and uncertainty in the market for machine vision, (ii) cyclicality of capital spending by customers, (iii) quarterly fluctuations in operating results by the Company due to the long selling cycle for machine vision products, (iv) the Company's continued ability to achieve significant international revenue, (v) competition in the Company's principal markets and (vi) the Company's ability to continue to enhance its current products and develop new products that keep pace with technological developments and evolving industry standards. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statement, which speak only as of the date made.

PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------
          None

Item 2:   CHANGES IN SECURITIES
          ---------------------
          None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          On March 5, 1997, the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

          (a) The following persons were re-elected to the Company's Board of Directors receiving the votes set forth opposite their names:

                                           For       Withheld
                                        ---------    --------
               Joseph C. Christenson..  4,902,016     44,154
               Larry G. Paulson.......  4,902,016     44,154
               Bruce C. Huber.........  4,902,566     43,604
               Peter R. Peterson......  4,902,509     43,661
               David Malmberg.........  4,902,766     43,404

          (b) The Company's shareholders approved a proposal to amend the Company's 1988 Stock Option Plan by a vote of 3,921,578 shares in favor, 64,502 shares against, and 779,362 shares abstaining.

          (c) The Company's shareholders approved the Company's 1997 Stock Option Plan by a vote of 2,409,052 shares in favor, 63,840 shares against, and 2,292,550 shares abstaining.


Item 5:   OTHER INFORMATION
          -----------------
          None

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page
             1. Exhibit 11 - Calculation of Earnings per Share..........  12
             2. Exhibit 27 - Financial Data Schedule....................  13

          (b)   Reports on Form 8-K

             None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.


                                        PPT VISION, INC.

Date: March 14, 1997

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Chief Financial Officer)



Page 12                                                          Exhibit 11


                                PPT VISION, INC.

                        Calculation of Earnings Per Share

                                    Three Months Ended
                                         January 31,
                                    --------------------
                                      1997        1996
                                    ---------  ---------
Primary earnings per share
 Net income...................... $    5,000  $  557,000
Common and common equivalent
shares:
 Weighted average number of
  common shares outstanding......  5,360,538   3,584,458

 Dilutive effect of stock options
  outstanding after application of
  treasury stock method..........    117,697     198,604
                                  ----------  ----------
 Weighted average number of
  common and common equivalent
  shares outstanding.............  5,478,235   3,783,062
                                  ==========  ==========
Primary net income per common and
common equivalent share:.........      $0.00       $0.15
