Form 10-K/A
period 1996-10-31
PPT VISION INC
filed 1997-04-28
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

(MARK ONE)

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended October 31, 1996

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the Transition period from _________ to __________

                        COMMISSION FILE NUMBER:  0-11518

                                PPT VISION, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                         41-1413345
 ----------------------------                           -----------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                             10321 West 70th Street
                            Eden Prairie, MN  55344
               -----------------------------------------------------
               (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (612) 996-9500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE OF $.10 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES   X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 17, 1997, assuming as market value the closing sale price of $7.50 as reported by the NASDAQ System on that date, the aggregate market value of shares of Common Stock held by non-affiliates was $26,199,165.

As of January 17, 1997, the Company had outstanding 5,361,582 shares of Common Stock, $.10 par value.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders held March 5, 1997, is incorporated by reference
into Part III of this Form 10-K._     The Form 10-K is hereby amended as
follows:

     Item 1. The Section of the company's Proxy Statement for its Annual Meeting held on March 5, 1997 entitled "Approval of Auditors" is hereby amended to read as follows:

                                     EXPERTS

     Price Waterhouse LLP has served as independent public accountants for the Company for a number of years, including the fiscal year ended October 31, 1996. A representative of Price Waterhouse LLP is expected to be present at the Annual Meeting of Shareholders, will have an opportunity to make a statement if he or she so desires to be do so, and will be available to respond to appropriate questions.

     Item 2. The Section of the Company's Proxy Statement for its Annual Meeting held on March 5, 1997 entitled "Security Ownership of Principal Shareholders and Management" is hereby amended to read as follows:

     The following table sets forth information as of January 17, 1997 concerning the beneficial ownership of the Common Stock of the Company by (i) the only shareholders known by the Company to own more than five percent of the Common Stock of the Company, (ii) each director of the Company, (iii) each Named Executive Officer listed in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.


                                  Number and Percentage of Shares
                                       Beneficially Owned (1)

Name and Address                        Shares      Percentage
of Beneficial Owner
--------------------------             --------     ----------
P. R. Peterson (2)                     934,757         17.4%
ESI Investment Co. (2)
6111 Blue Circle Drive
Minnetonka, MN  55343

The Kaufmann Fund, Inc.                600,000         11.2%
140 E. 45th, 43rd Floor
New York, NY  10017

Bruce C. Huber                         118,444          2.2%

Larry G. Paulson                        92,995          1.7%

Joseph C. Christenson                   72,077          1.3%

Arye Malek                              31,337          *

David Malmberg                          12,450          *

All Officers and Directors           1,268,360         23.3%
  as a Group (7 persons)

*  Indicates ownership of less than one percent.

(1) Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held by him. The table excludes shares purchasable pursuant to the Company's 1995 Employee Stock Purchase Plan. The table includes options under the Company's 1988 Stock Option Plan which are or will become exercisable within 60 days of January 17, 1997 in the following amounts: Mr. Peterson, 15,225 shares; Mr. Huber, 15,450 shares; Mr. Malmberg, 6,000 shares; Mr. Paulson, 7,875 shares; Mr. Christenson, 15,750 shares; Mr. Malek, 5,625 shares; Mr. Northenscold, 6,150 shares; all executive officers and directors as a group, 72,075 shares.

(2) ESI Investment Co. is the record owner of 549,084 shares of Common Stock. Mr. Peterson is a controlling shareholder of the parent company of ESI. Mr. Peterson also owns 161,148 shares of Common Stock individually and controls 116,750 shares as trustee of the P. R. Peterson Co. Profit Sharing Trust. He is also a one-third owner of Peterson Brothers Securities Company which owns 92,550 shares of Common Stock in its investment account.


     Item 3. The paragraph containing the description of David Malmberg under "Proposal #1" in the section of the Company's Proxy Statement for its Annual Meeting held on March 5, 1997 entitled "Election of Directors" is hereby amended to read as follows:

     DAVID MALMBERG, 54, has been the President of David C. Malmberg, Inc., a consulting and investment management firm, since May 1994. Prior to that time, he served in various capacities with National Computer Systems, Inc., a global data collection services and systems company, including Vice Chairman and President. Mr. Malmberg is Chairman of the Board of National City Bank Corporation in Minneapolis, Minnesota and serves as a director of Three Five Systems, Inc. Mr. Malmberg began serving as a director of the Company in May 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PPT VISION, INC.
                                        ("Registrant")


Dated:  April 9, 1997                   By /s/ Joseph C. Christenson
                                        ----------------------------
                                        Joseph C. Christenson
                                        President, Chief Executive Officer and
                                        Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on April 9, 1997 on behalf of the Registrant in the capacities indicated.

                               (Power of Attorney)


/s/ Joseph C. Christenson
------------------------------
Joseph C. Christenson
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Thomas R. Northenscold
------------------------------
Thomas R. Northenscold
Chief Financial Officer

          *
------------------------------
Larry G. Paulson
Vice President, Secretary and Director

          *
------------------------------
Bruce C. Huber
Director

          *
------------------------------
David C. Malmberg
Director

          *
------------------------------
Peter R. Peterson
Director

*By: /s/ Joseph C. Christenson
------------------------------
        Joseph C. Christenson
        Attorney-In-Fact