Form 10-Q
period 1997-04-30
PPT VISION INC
filed 1997-06-13
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 1997
                         Commission File Number 0-11518



                                PPT VISION, INC.
              -----------------------------------------------------
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

Shares of $.10 par value common stock outstanding at June 6, 1997: 5,378,307
                                                  Total pages this report:  13

                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets as of April 30, 1997 and..................  3
           October 31, 1996

           Income Statements for the Three-Month and................  4
           Six-Month Periods ended April 30, 1997 and April 30, 1996

           Statement of Cash Flows for the Six-Month Periods........  5
           ended April 30, 1997 and April 30, 1996

           Notes to Financial Statements--April 30, 1997............  6

Item 2.    Management's Discussion and Analysis of..................  7
           Financial Condition and Results of Operations

Part II.   Other Information........................................ 11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures............................................... 12
           ----------

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                          04/30/97      10/31/96
                                           Note A        Note A
                                        ------------  ------------
                                        (unaudited)    (audited)
ASSETS
Cash and cash equivalents.............  $ 6,515,000   $ 4,179,000
Investments...........................   13,200,000    15,135,000
Accounts receivable, net..............    3,316,000     4,451,000
Inventories:
  Manufactured and purchased parts....    1,279,000     1,015,000
  Work-in-process.....................      196,000       144,000
  Finished goods......................       70,000        69,000
                                        ------------  ------------
Inventories, net......................    1,545,000     1,228,000
Other current assets..................      135,000       171,000
                                        ------------  ------------
     Total current assets.............   24,711,000    25,164,000

Restricted cash.......................       55,000       135,000
Fixed assets, net.....................    1,161,000       863,000
Other assets, net.....................       91,000        79,000
Deferred income taxes.................    1,809,000     1,815,000
                                        ------------  ------------
     Total assets.....................  $27,827,000   $28,056,000
                                        ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $   748,000   $ 1,081,000

Deferred rent.........................      153,000       166,000

Shareholders' equity:
Common stock..........................      537,000       536,000
Capital in excess of par value........   29,510,000    29,443,000
Accumulated (deficit).................   (3,108,000)   (3,170,000)
Unrealized loss--investments..........      (13,000)        --
                                        ------------  ------------
     Total shareholders' equity.......   26,926,000    26,809,000
                                        ------------  ------------
     Total liabilities and
     shareholders' equity.............  $27,827,000   $28,056,000
                                        ============  ============

                                 PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended          Six Months Ended
                                   April 30,                 April 30,
                           ------------------------   ------------------------
                              1997         1996          1997        1996
                           -----------  -----------   -----------  -----------
Net revenues.............  $2,670,000   $3,212,000    $5,041,000   $6,347,000
Cost of sales............     993,000    1,268,000     1,998,000    2,571,000
                           -----------  -----------   -----------  -----------
Gross profit.............   1,677,000    1,944,000     3,043,000    3,776,000

Expenses:
  Selling................     948,000      660,000     1,766,000    1,231,000
  General and
   administrative........     295,000      250,000       600,000      530,000
  Research and
   development...........     616,000      441,000     1,124,000      888,000
                           -----------  -----------   -----------  -----------
  Total expenses.........   1,859,000    1,351,000     3,490,000    2,649,000
                           -----------  -----------   -----------  -----------
Income (loss) from
 operations..............    (182,000)     593,000      (447,000)   1,127,000

Interest income..........     271,000       28,000       544,000       43,000
Other income.............       3,000        --            3,000        8,000
                           -----------  -----------   -----------  -----------
Net income before taxes..      92,000      621,000       100,000    1,178,000
Income tax...............     (35,000)       --          (38,000)       --
                           -----------  -----------   -----------  -----------
Net income...............  $   57,000   $  621,000    $   62,000   $1,178,000
                           ===========  ===========   ===========  ===========
Per share data (Note B):
Weighted average common
shares outstanding.......   5,462,000    3,835,000     5,465,000    3,825,000
Net income per share.....  $     0.01   $     0.16    $     0.01   $     0.31
                           ===========  ===========   ===========  ===========



                                PPT VISION, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                Six Months        Six Months
                                                  Ended             Ended
                                              April 30, 1997    April 30, 1996
                                             ----------------  ----------------
Net income......................................  $   62,000        $1,178,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization..................     194,000           114,000
 Deferred rent..................................     (13,000)            1,000
 Deferred income tax benefit....................       6,000             --
 Accrued interest income........................    (187,000)            --
Change in assets and liabilities
 Accounts receivable............................   1,135,000          (373,000)
 Inventories....................................    (317,000)         (288,000)
 Other assets...................................      24,000           (64,000)
 Restricted cash................................      80,000             --
 Accounts payable and accrued expenses..........    (333,000)          (79,000)
                                                  ----------        ----------
  Total adjustments.............................     589,000          (689,000)
                                                  ----------        ----------
  Net cash provided by operating activities.....     651,000           489,000

Cash flows from investing activities:
 Purchase of fixed assets.......................    (492,000)         (279,000)
 Purchase of investments........................  (7,128,000)            --
 Sales and maturities of investments............   9,237,000             --
                                                  ----------        ----------
  Net cash provided (used) by
   investing activities.........................   1,617,000          (279,000)

Cash flows from financing activities
 Proceeds from issuance of common stock.........      68,000           206,000
                                                  ----------        ----------
  Net cash provided by financing activities.....      68,000           206,000
                                                  ----------        ----------

Net increase in cash and cash equivalents.......   2,336,000           416,000

Cash and cash equivalents at beginning of year..   4,179,000         1,235,000
                                                  ----------        ----------
Cash and cash equivalents at end of period......  $6,515,000        $1,651,000
                                                  ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax....................................  $   35,000        $   57,000
  Interest......................................       --                --


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

APRIL 30, 1997

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

Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
  Net Revenues: Net revenues decreased 17% to $2,670,000 for the three-month period ended April 30, 1997, compared to net revenues of $3,212,000 for the same period in fiscal 1996. For the six-month period ended April 30, 1997, net revenues decreased 21% to $5,041,000 compared to net revenues of $6,347,000 for the same period in fiscal 1996. Sales of the Company's machine vision systems decreased to 109 for the second quarter of fiscal 1997 versus 117 for the same period in fiscal 1996. For the six-month period ended April 30, 1997, unit sales decreased to 195 compared to 229 for the same period in fiscal 1996. Net revenues for the first half of fiscal 1997 decreased 8% in North America and 47% outside North America. Sales to customers outside North America represented 23% of total revenues in the first half of fiscal 1997, compared to 34% for the same period in fiscal 1996. The decrease in North America is primarily the result of slowdowns in deliveries to customers in the electronics segment. The decline internationally is primarily the result of decreased deliveries in the Far East, which is mainly related to slowdowns in the electronics segment.

  Gross Profit: Gross profit decreased 14% to $1,677,000 for the three-month period ended April 30, 1997, compared to $1,944,000 for the same period in fiscal 1996. For the six-month period ended April 30, 1997, gross profit decreased 19% to $3,043,000 compared to $3,776,000 for the same period in fiscal 1996. As a percentage of net revenues, the gross profit for the second quarter of fiscal 1997 increased to 63% compared to 61% for the same period in fiscal 1996. For the six-month period ended April 30, 1997, the gross profit as a percentage of net revenues increased to 60% compared to 59% for the same period in fiscal 1996. The increase in gross profit as a percentage of net revenues in fiscal 1997 is primarily related to geographic and product mix shift toward higher margin markets and products. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in fiscal 1997 due to shifts in geographic and product mix as well as normal start-up costs associated with expected new product introductions.

  Selling Expenses: Selling expenses increased 44% to $948,000 for the three-month period ended April 30, 1997, compared to $660,000 for the same period in fiscal 1996. For the six-month period ended April 30, 1997, selling expenses increased 43% to $1,766,000 compared to $1,231,000 for the same period in fiscal 1996. As a percentage of net revenues, selling expenses increased to 36% for the second quarter of fiscal 1997, compared to 21% for the second quarter of fiscal 1996. For the six-month period ended April 30, 1997, selling expenses as a percentage of net revenues increased to 35% compared to 19% for the same period in fiscal 1996. The increase in expenditures is primarily the result of the addition of several application engineers and sales people in the latter part of fiscal 1996. The increase as a percentage of net revenues is primarily due to the reduced level of sales in the quarter. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may remain at current levels or increase slightly in the last half of fiscal 1997 as the Company maintains its investments in sales and applications engineering. However, the Company believes that during the remainder of fiscal 1997, selling expenses may decline as a percentage of net revenues compared to the second quarter of fiscal 1997, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses increased 18% to $295,000 for the three-month period ended April 30, 1997, compared to $250,000 for the same period in fiscal 1996. For the six-month period ended April 30, 1997, general and administrative expenses increased 13% to $600,000 compared to $530,000 for the same period in fiscal 1996. As a percentage of net revenues, general and administrative expenses increased to 11% for the second quarter of fiscal 1997, compared to 8% for the second quarter of fiscal 1996. For the six-month period ended April 30, 1997, general and administrative expenses as a percentage of net revenues increased to 12% compared to 8% for the same period in fiscal 1996. The increase in expenditures is primarily attributable to increased expenses associated with operating the Company as it prepares for continued growth. The increase as a percentage of net revenues is primarily due to the reduced level of sales in the quarter. The Company believes that during the remainder of fiscal 1997, general and administrative expenses may decline as a percentage of net revenues compared to the second quarter of fiscal 1997, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 40% to $616,000 for the three-month period ended April 30, 1997, compared to $441,000 for the same period in fiscal 1996. For the six-month period ended April 30, 1997, research and development expenses increased 27% to $1,124,000 compared to $888,000 for the same period in fiscal 1996. As a percentage of net revenues, research and development expenses increased to 23% for the second quarter of fiscal 1997, compared to 14% for the second quarter of fiscal 1996. For the six-month period ended April 30, 1997, research and development expenses as a percentage of net revenues increased to 22% compared to 14% for the same period in fiscal 1996. The increase in expenses is mainly due to new product development programs and increased permanent staffing and contract personnel to support these efforts. The increase as a percentage of net revenues is primarily due to the reduced level of sales in the quarter. While research and development expenses may remain at current levels or increase slightly as the Company continues to invest in next generation software and hardware development, the Company expects that during the remainder of fiscal 1997, such expenses may decline as a percentage of net revenues compared to the second quarter of fiscal 1997, depending on the level of sales growth.

  Interest income increased to $271,000 for the three-month period ended
April 30, 1997, compared to $28,000 for the same period in fiscal 1996. For the six-month period ended April 30, 1997, interest income increased to $544,000 compared to $43,000 for the same period in fiscal 1996. The increase in interest income is primarily due to interest on the proceeds of a public stock offering completed in June of 1996.

  Income Tax Expense: Income tax expense of $35,000 was recorded for the three-month period ended April 30, 1997, compared to no income tax expense for the same period in fiscal 1996. For the six-month period ended April 30, 1997, income tax expense of $38,000 was recorded compared to no income tax expense for the same period in fiscal 1996. The increase in income tax expense resulted from the full recognition of the potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods, which occurred in the fourth quarter of fiscal 1996. As a result of this full recognition, the Company is reporting earnings on a fully-taxed basis.

Liquidity and Capital Resources
-------------------------------
  Working capital decreased to $23,963,000 on April 30, 1997 from $24,083,000 on October 31, 1996. Net cash provided from operating activities was $651,000. During the first six months of fiscal 1997, accounts receivable decreased $1,135,000 and inventories increased $317,000. Both of these events are primarily due to the reduced level of sales in the first half of fiscal 1997. In addition, the increase in inventories is partially related to raw material purchases to support new product introductions.

  Net cash provided by investing activities was $1,617,000. The proceeds from sales and maturities of investments provided $9,237,000 of cash flow, while $7,128,000 of cash flow was used for the purchase of investments. Investments consist of short-term investment grade securities. The Company used $492,000 of cash flow for the purchase of fixed assets, mainly consisting of computer equipment, lab equipment, and manufacturing equipment. The Company anticipates purchases of fixed assets to remain at or near recent levels for the remainder of fiscal 1997. The Company generated $68,000 from its financing activities as a result of issuances of its Common Stock upon exercise of stock options.

  Current assets decreased to $24,711,000 at April 30, 1997 from $25,164,000 at October 31, 1996. This decrease was primarily due to the decline in accounts receivable to $3,316,000 at April 30, 1997 from $4,451,000 at October 31, 1996.

  Current liabilities decreased to $748,000 at April 30, 1997 from $1,081,000 at October 31, 1996. This was mainly due to a reduction in accrued expenses which resulted from the full payment of certain accrued expenses as well as a reduction in trade accounts payables.

  The Company believes that it cash flow from operations, existing cash and cash equivalents, and investments at April 30, 1997 will be adequate for its foreseeable operating needs.

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

Page 11

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

Page 12

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned duly authorized.


                                        PPT VISION, INC.

Date: June 13, 1997

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Principal Accounting Officer)
                                        Chief Financial Officer