Form 10-Q
period 1997-07-31
PPT VISION INC
filed 1997-09-12
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 1997
                         Commission File Number 0-11518



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

Shares of $.10 par value common stock outstanding at September 9, 1997:
5,386,980
                                                  Total pages this report:  13

Page 2


                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets as of July 31, 1997 and...................   3
           October 31, 1996

           Income Statements for the Three-month and................   4
           Nine-month periods ended July 31, 1997 and July 31, 1996

           Statement of Cash Flows for the Nine-month periods.......   5
           ended July 31, 1997 and July 31, 1996

           Notes to Financial Statements--July 31, 1997.............   6

Item 2.    Management's Discussion and Analysis of..................   7
           Financial Condition and Results of Operations

Part II.   Other Information........................................  11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  12
           ----------

Page 3

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                          07/31/97      10/31/96
                                           Note A        Note A
                                        ------------  ------------
                                        (unaudited)
ASSETS
Cash and cash equivalents.............  $ 3,824,000   $ 4,179,000
Investments...........................   16,584,000    15,135,000
Accounts receivable, net..............    3,038,000     4,451,000
Inventories:
  Manufactured and purchased parts....    1,329,000     1,015,000
  Work-in-process.....................      230,000       144,000
  Finished goods......................       73,000        69,000
                                        ------------  ------------
Inventories, net......................    1,632,000     1,228,000
Other current assets..................      115,000       171,000
                                        ------------  ------------
     Total current assets.............   25,193,000    25,164,000

Restricted cash.......................       18,000       135,000
Fixed assets, net.....................    1,323,000       863,000
Other assets, net.....................       95,000        79,000
Deferred income taxes.................    1,634,000     1,815,000
                                        ------------  ------------
     Total assets.....................  $28,263,000   $28,056,000
                                        ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $   879,000   $ 1,081,000

Deferred rent.........................      145,000       166,000

Shareholders' equity:
Common stock..........................      538,000       536,000
Capital in excess of par value........   29,554,000    29,443,000
Accumulated (deficit).................   (2,823,000)   (3,170,000)
Unrealized loss--investments..........      (30,000)        --
                                        ------------  ------------
     Total shareholders' equity.......   27,239,000    26,809,000
                                        ------------  ------------
     Total liabilities and
     shareholders' equity.............  $28,263,000   $28,056,000
                                        ============  ============


Page 4

                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended         Nine months Ended
                                   July 31,                   July 31,
                           ------------------------   ------------------------
                              1997         1996          1997        1996
                           -----------  -----------   -----------  -----------
Net revenues.............  $3,305,000   $3,163,000    $8,345,000   $9,511,000
Cost of sales............   1,350,000    1,183,000     3,347,000    3,754,000
                           -----------  -----------   -----------  -----------
Gross profit.............   1,955,000    1,980,000     4,998,000    5,757,000

Expenses:
  Selling................     895,000      738,000     2,661,000    1,969,000
  General and
   administrative........     316,000      230,000       916,000      761,000
  Research and
   development...........     580,000      425,000     1,704,000    1,313,000
                           -----------  -----------   -----------  -----------
  Total expenses.........   1,791,000    1,393,000     5,281,000    4,043,000
                           -----------  -----------   -----------  -----------
Income (loss) from
 operations..............     164,000      587,000      (283,000)   1,714,000

Interest income..........     287,000      124,000       830,000      167,000
Other income.............       9,000        3,000        13,000       11,000
                           -----------  -----------   -----------  -----------
Net income before taxes..     460,000      714,000       560,000    1,892,000
Income tax...............    (175,000)       --         (213,000)       --
                           -----------  -----------   -----------  -----------
Net income...............  $  285,000   $  714,000    $  347,000   $1,892,000
                           ===========  ===========   ===========  ===========
Per share data (Note B):
Weighted average common
shares outstanding.......   5,509,000    4,569,000     5,482,000    4,073,000
Net income per share.....  $     0.05   $     0.16    $     0.06   $     0.46
                           ===========  ===========   ===========  ===========




Page 5

                                 PPT VISION, INC.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Nine Months       Nine Months
                                                  Ended             Ended
                                              July 31, 1997     July 31, 1996
                                             ----------------  ----------------
Net income...................................... $   347,000       $ 1,892,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization..................     303,000           201,000
 Deferred rent..................................     (21,000)           (3,000)
 Deferred income tax benefit....................     181,000             --
 Accrued interest income........................    (285,000)          (40,000)
Change in assets and liabilities
 Accounts receivable............................   1,413,000          (657,000)
 Inventories....................................    (404,000)          (63,000)
 Other assets...................................      29,000           (85,000)
 Restricted cash................................     117,000             --
 Accounts payable and accrued expenses..........    (202,000)         (188,000)
                                                  ----------        ----------
  Total adjustments.............................   1,131,000          (835,000)
                                                  ----------        ----------
  Net cash provided by operating activities.....   1,478,000         1,057,000

Cash flows from investing activities:
 Purchase of fixed assets.......................    (753,000)         (455,000)
 Purchase of investments........................ (16,407,000)       (3,983,000)
 Sales and maturities of investments............  15,214,000             2,000
                                                  ----------        ----------
  Net cash provided (used) by
   investing activities.........................  (1,946,000)       (4,436,000)

Cash flows from financing activities
 Proceeds from issuance of common stock.........     113,000        17,912,000
                                                  ----------        ----------
  Net cash provided by financing activities.....     113,000        17,912,000
                                                  ----------        ----------

Net increase (decrease) in cash and
 cash equivalents...............................    (355,000)       14,533,000

Cash and cash equivalents at beginning of year..   4,179,000         1,235,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 3,824,000       $15,768,000
                                                  ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.................................... $    35,000       $    77,000
  Interest......................................       --                --


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JULY 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Balance Sheet at October 31, 1996 has been derived from the Company's audited financial statements for the fiscal year ended October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

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

Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
  Net Revenues: Net revenues increased 4% to $3,305,000 for the three-month period ended July 31, 1997, compared to net revenues of $3,163,000 for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, net revenues decreased 12% to $8,345,000 compared to net revenues of $9,511,000 for the same period in fiscal 1996. Sales of the Company's machine vision systems increased to 137 for the third quarter of fiscal 1997 versus 127 for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, unit sales decreased to 332 compared to 356 for the same period in fiscal 1996. Gross revenues for the first nine months of fiscal 1997 decreased 6% in North America and 31% outside North America. Sales to customers outside North America represented 23% of gross revenues in the first nine months of fiscal 1997, compared to 29% for the same period in fiscal 1996. The increase in net revenues during the third quarter of fiscal 1997 is primarily due to sales in the European market. The performance in Europe is mainly the result of strengthening sales in the electronics segment as well as the addition of new customers in other markets. The decrease in net revenues during the first nine months of fiscal 1997 in North America is primarily the result of slowdowns in deliveries to customers in the electronics segment, which mainly occurredoccured during the first half of fiscal 1997. Relative to the first half of fiscal 1997, the Company did improvement in North America during the third quarter of fiscal 1997 in deliveries to customers in the electronics segment. The decrease in net revenues during the first nine months of fiscal 1997 outside North America is primarily the result of decreased deliveries in the Far East, which is mainly related to slowdowns in the electronics segment.

  Gross Profit: Gross profit decreased 1% to $1,955,000 for the three-month period ended July 31, 1997, compared to $1,980,000 for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, gross profit decreased 13% to $4,998,000 compared to $5,757,000 for the same period in fiscal 1996. As a percentage of net revenues, the gross profit for the third quarter of fiscal 1997 decreased to 59% compared to 63% for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, the gross profit as a percentage of net revenues decreased to 60% compared to 61% for the same period in fiscal 1996. The decrease in gross profit as a percentage of net revenues in fiscal 1997 is primarily related to geographic and product mix shift. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in fiscal 1997 due to shifts in geographic and product mix as well as normal start-up costs associated with expected new product introductions.

  Selling Expenses: Selling expenses increased 21% to $895,000 for the three-month period ended July 31, 1997, compared to $738,000 for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, selling expenses increased 35% to $2,661,000 compared to $1,969,000 for the same period in fiscal 1996. As a percentage of net revenues, selling expenses increased to 27% for the third quarter of fiscal 1997, compared to 23% for the third quarter of fiscal

1996. For the nine-month period ended July 31, 1997, selling expenses as a percentage of net revenues increased to 32% compared to 21% for the same period in fiscal 1996. The increase in expenditures is primarily the result of the addition of several application engineers and sales people in the latter part of fiscal 1996. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may remain at current levels or increase somewhat in the coming quarters as the Company launches new product initiatives and strengthens its sales and applications engineering organization. However, the Company believes that over that time, selling expenses will not increase substantially as a percentage of net revenues compared to the third quarter of fiscal 1997, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses increased 37% to $316,000 for the three-month period ended July 31, 1997, compared to $230,000 for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, general and administrative expenses increased 20% to $916,000 compared to $761,000 for the same period in fiscal 1996. As a percentage of net revenues, general and administrative expenses increased to 10% for the third quarter of fiscal 1997, compared to 7% for the third quarter of fiscal 1996. For the nine-month period ended July 31, 1997, general and administrative expenses as a percentage of net revenues increased to 11% compared to 8% for the same period in fiscal 1996. The increase in expenditures is primarily attributable to increased expenses associated with operating the Company as it prepares for continued growth. In addition, the Company did incur a one-time charge during the third quarter of fiscal 1997 due to the write-off of a receivable involving a bankruptcy. The Company believes that during the remainder of fiscal 1997, general and administrative expenses will not increase substantially as a percentage of net revenues compared to the third quarter of fiscal 1997, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 36% to $580,000 for the three-month period ended July 31, 1997, compared to $425,000 for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, research and development expenses increased 30% to $1,704,000 compared to $1,313,000 for the same period in fiscal 1996. As a percentage of net revenues, research and development expenses increased to 18% for the third quarter of fiscal 1997, compared to 13% for the third quarter of fiscal 1996. For the nine-month period ended July 31, 1997, research and development expenses as a percentage of net revenues increased to 20% compared to 14% for the same period in fiscal 1996. The increase in expenditures is mainly due to new product development programs and increased permanent staffing and contract personnel to support these efforts. While research and development expenses may remain at current levels or increase slightly as the Company continues to invest in next generation software and hardware development, the Company expects that during the remainder of fiscal 1997, such expenses will not increase substantially as a percentage of net revenues compared to the third quarter of fiscal 1997, depending on the level of sales growth.

  Interest income increased to $287,000 for the three-month period ended
July 31, 1997, compared to $124,000 for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, interest income increased to $830,000 compared to $167,000 for the same period in fiscal 1996. The increase in interest income is primarily due to interest on the proceeds of a public stock offering completed in June of 1996.

  Income Tax Expense: Income tax expense of $175,000 was recorded for the three-month period ended July 31, 1997, compared to no income tax expense for the same period in fiscal 1996. For the nine-month period ended July 31, 1997, income tax expense of $213,000 was recorded compared to no income tax expense for the same period in fiscal 1996. The increase in income tax expense resulted from the full recognition of the potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods, which occurred in the fourth quarter of fiscal 1996. As a result of this full recognition, the Company is reporting earnings on a fully-taxed basis.

Liquidity and Capital Resources
-------------------------------
  Working capital increased to $24,314,000 on July 31, 1997 from $24,083,000 on October 31, 1996. Net cash provided from operating activities during the nine-month period ended July 31, 1997 was $1,478,000. During the same time periodfirst nine months of fiscal 1997, accounts receivable decreased $1,413,000 and inventories increased $404,000. The reduction in accounts receivable is primarily due to improved collections performance. The increase in inventories is mainly related to raw material purchases to support new product introductions.

  Net cash used by investing activities was $1,946,000. The proceeds from sales and maturities of investments provided $15,214,000 of cash flow, while $16,407,000 of cash flow was used for the purchase of investments. Investments consist of short-term investment grade securities. The Company used $753,000 of cash flow for the purchase of fixed assets, mainly consisting of computer equipment, lab equipment, and manufacturing equipment. The Company anticipates purchases of fixed assets to remain at or near recent levels for the remainder of fiscal 1997. The Company generated $113,000 from its financing activities as a result of issuances of its Common Stock upon exercise of stock options.

  Current assets increased slightly to $25,193,000 at July 31, 1997 from $25,164,000 at October 31, 1996. This was primarily due to the previously noted increase in investments and inventories offset by the $1,413,000 decline in accounts receivable to $3,038,000 at July 31, 1997 from $4,451,000 at October 31, 1996.

  Current liabilities decreased to $879,000 at July 31, 1997 from $1,081,000 at October 31, 1996. This was mainly due to a reduction in accrued expenses that were paid subsequent to year-endwhich resulted from the full payment of certain accrued expenses as well as a reduction in trade accounts payables.

  The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at July 31, 1997 will be adequate for its working capital and capital resource needs for the foreseeable future.foreseeable operating needs.

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

Date: September 12, 1997

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Principal Accounting Officer)
                                        Chief Financial Officer