Form 10-K
period 1997-10-31
PPT VISION INC
filed 1998-01-29
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of January 5, 1998, assuming as market value the closing sale price of $8.125 as reported by the Nasdaq System on that date, the aggregate market value of shares of Common Stock held by non-affiliates was $33.8 million.

As of January 5, 1998, 5,387,805 shares of common stock, $.10 par value were outstanding.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 12, 1998 is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                Page
                                                                      ----

     Item 1.   Business..............................................   3
                  Important Factors Regarding
                     Forward-Looking Statements......................  13
                  Executive Officers of the Company..................  17
     Item 2.   Properties............................................  17
     Item 3.   Legal Proceedings.....................................  18
     Item 4.   Submission of Matters for a
                  Vote of Security Holders...........................  18

PART II

     Item 5.   Market for Registrant's Common
                  Equity and Related Stockholder Matters.............  19
     Item 6.   Selected Financial Data...............................  20
     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  22
     Item 7A.  Quantitative and Qualitative Disclosures About
                  Market Risk........................................  25
     Item 8.   Financial Statements and Supplementary Data...........  25
     Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................  25

PART III

     Item 10.  Directors and Executive Officers of the Registrant....  26
     Item 11.  Executive Compensation................................  26
     Item 12.  Security Ownership of Certain
                  Beneficial Owners and Management...................  26
     Item 13.  Certain Relationships and Related Transactions........  26

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K........................................  27

     Signatures......................................................  29

                                    BUSINESS
                                    --------

OVERVIEW

  PPT Vision, Inc. ("PPT Vision" or the "Company") is a leading designer, manufacturer, marketer and integrator of a complete family of machine vision systems for end user manufacturers, system integrators and machine builders. The Company's machine vision systems consist of a combination of proprietary computer software and hardware, cameras and lighting, working together to capture and analyze images of moving parts to determine the quality of manufactured parts and control manufacturing processes. PPT Vision's systems enable manufacturers to achieve 100% on-line inspection, thus achieving zero defect production, in situations where previously only random sampling or less precise human inspection was used as a means of monitoring quality. In addition to functioning as a quality control tool, PPT Vision systems provide manufacturers a window on their manufacturing processes by producing real-time statistical process control feedback. This allows manufacturers to take earlier corrective action to improve their manufacturing process.

  The Company's machine vision systems are used for a broad range of manufacturing applications, including electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection and gauging and measurement tasks. The Company's systems are sold principally throughout North America, Europe and the Far East to various industries, including electronics, pharmaceutical, medical products, automotive, consumer products and plastics. Major manufacturing end users of PPT Vision systems include AMP, Abbott Labs, Berg Electronics, Chrysler, the Delphi Electronic Division of General Motors, Imation, Johnson & Johnson, Kemet,
Micron Technology, Molex, Siemens, 3M and United Technologies.

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

  The machine vision market is large and highly fragmented. The Automated Imaging Association ("AIA") estimates that the North American market for machine vision systems in 1996 was approximately $1.0 billion, with worldwide levels estimated at approximately $2.8 billion. The AIA expects this market to grow at approximately 13% - 15% per year through the year 2001. According to the AIA, over 70% of the estimated 200 companies in the North American machine vision market have less than $5 million in annual revenues. Demand for machine vision systems comes from end user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufacturers ("OEMs") who incorporate machine vision systems into their products, systems integrators and machine builders. The AIA estimates that a substantial majority of the North American market for machine vision systems consists of sales to end user manufacturers.

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

  PPT Vision's family of machine vision systems, which include its proprietary Vision Program Manager ("VPM") graphical programming software, provide significant performance advantages that meet manufacturers' critical requirements. These requirements include high speed, flexibility, ease-of-use, networkability and statistical feedback, all without sacrificing performance. All PPT Vision systems are supported by the Company's focus on providing its customers with complete solutions, not just components, and a major commitment to providing its customers with value-added application engineering services.

  PPT Vision has developed products that have specific advantages in terms of speed and ease-of-use. The Company's machine vision systems are capable of operating speeds of over 12,000 parts per minute performing 100% on-line inspection. This speed is critical to successfully employing machine vision in many applications. PPT Vision also pioneered the use of an icon-based visual programming system (i.e. VPM) operating in the Microsoft(R) Windows(TM) environment. Users are able to program the Company's systems by creating a flowchart of icons linked together rather than having to write a computer program in a programming language such as C or using a complex, pull-down menu-based system. This results in lower cost and time for implementation.

  The Company is pursuing what it believes is the most fully vertically integrated business model in the machine vision industry. PPT Vision develops its own image acquisition and processing hardware, image analysis software, application specific software tools and general purpose graphical user interface. The Company also provides lighting solutions and value-added application engineering services on a direct basis to manufacturers. These capabilities enable PPT Vision to provide its customers with (i) application specific software tools such as the Connector Tool used for inspection of fully assembled electronic connectors, (ii) complete application specific products such as the Stampede providing high speed inspection for precision metal stamping applications, and (iii) complete custom solutions. This strategy enables PPT Vision to leverage its investment in core software and hardware architectures while providing improved service for the end user manufacturing customers. In addition, PPT Vision markets its vision systems to manufacturing system integrators and machine builders who address the end user market with unique expertise in specific vertical markets. Many system integrators and machine builders prefer to use the Company's complete vision systems, which enable them to reduce programming development time, save money and concentrate their expertise on material handling and integration issues. The Company believes that this business model gives it a decisive competitive advantage in providing cost effective, complete solutions to the end user machine vision market.

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

  * Target Expanding Markets Through Continued Development of Application Specific Software Tools and Hardware Products: The Company's application specific software tools are a proven solution for a wide variety of electronic component inspection applications. In response to the worldwide expansion of the semiconductor and electronics industries, the Company is developing additional software tools and hardware products for electronic component, electronics and semiconductor applications.

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

PRODUCTS

  PPT Vision's systems consist of proprietary software and hardware working together with cameras and lighting to capture and analyze images of parts on-line. The four key process steps in the PPT Vision solution are lighting and optics, image acquisition, image processing and outputs. In the lighting and optics step, cameras, lenses and lighting options are configured to capture a high-definition image of each part as it passes the camera. Image acquisition involves capturing an image at an extremely high rate of speed and preparing the image for further processing. In image processing, the machine vision system measures critical part features and compares algorithmically the digital image to a preset standard that has been programmed into the system. The output function typically involves sending the results of the inspection process to the production line controller or the host manufacturing control system, as well as providing real-time process control data which can be used to improve the production process over time.

  Software Operating System and Tools. All PPT Vision systems run on proprietary software in a Microsoft(R) Windows(TM) environment using the Company's VPM user interface. VPM is an icon-based, graphical language which is extremely flexible and easy to use. It allows the Company's customers to create complete inspection solutions without the need for knowledge of computer programming languages. Instead of writing a computer program in a programming language such as C or using a complex, pull-down menu-based system, the vision system is set up by creating visual flowcharts. Clicking a trackball, the user graphically grabs icons (representing machine vision functions) out of system toolboxes and arranges them in the workspace on the system monitor. The icons are then connected with different colored lines to indicate execution and data flow throughout the inspection routine.

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

  Hardware Architecture. PPT Vision's machine vision processor includes the Company's proprietary high performance board set with a Texas Instruments DSP (digital signal processor) and high speed pipeline architecture along with an integrated PC for inspection set-up and networking and fully integrated I/O capability. All PPT Vision systems are capable of capturing full framed video images at a rate of up to 3,600 images per minute, in both strobed and shuttered modes. Most competitors are limited to capturing full frame images at 1,800 images per minute, which is the industry standard. Much higher inspection rates are achieved through the use of the Company's exclusive partial scanning technology and split-screen imaging, which enables speeds of over 12,000 parts per minute.

  PPT Vision Product Family. The Company's newest machine vision systems are the Passport(R) DSL(TM) and Scout(R) DSL(TM) (Digital Serial Link). The DSL systems are the world's first completely digital machine vision systems and network. DSL-based systems are an integrated network of cameras, lighting, image processors and hubs, which together form a complete machine vision system. The Passport DSL and Scout DSL systems are completely digital, which results in much greater accuracy and repeatability than traditional analog systems. A key strength of the DSL network is that it enables the user to put processing power where it is most needed, out on the network, reducing bottlenecks at the central machine vision processor. The Passport DSL is housed in an industrially rugged enclosure while the Scout DSL is packaged in a non-industrial style enclosure. To complement the new DSL family, the Company has also developed the DSL6000 digital camera.

  The Company also offers the Passport 440, Passport 240, and Scout machine vision systems. The Passport 440 is designed to operate with up to four asynchronously functioning cameras for multiple inspection views and complex imaging tasks. The Passport 240 has all of the basic capabilities of the Passport 440 in a two-camera model. Both systems are housed in industrially rugged enclosures and are capable of operating at speeds of over 12,000 inspections per minute. The Scout is a cost-effective machine vision system designed for industrial applications that do not require rugged enclosures. It is packaged in a non-industrial style enclosure and is capable of running two cameras with similar speed and power to the Passport 240.

  In addition, the Company sells a broad range of peripheral services and components, including applications engineering, installation and training services, custom lighting solutions, fixturing, cameras, cabling and various software options.

MARKETS AND CUSTOMERS

  The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 1997, the Company had sold 2,054 machine vision systems to over 200 customers since inception.

  The following is a representative list of end users of the Company's products.

AMP                          Imation                      Reynolds Metals
Abbott Labs                  Johnson & Johnson            Siemens
Akzo                         Kemet                        Sumitomo
Allied Signal                Molex                        Suzuki
Berg Electronics             Motorola                     Thomas & Betts
Chrysler                     Novo Nordisk                 3M
Ford                         Philip Morris                Toshiba
GM-Delphi Division           Philips                      United Technologies

  In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1997, sales to one customer, Simac Masic B.V., a European distributor for the Company, represented 14% of net revenues. Sales to another customer, Advantek, Inc., represented 14% of net revenues during fiscal 1997. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

SALES, MARKETING AND CUSTOMER SUPPORT

  The Company sells its products primarily on a direct basis in the United States to end users, system integrators, machine builders and OEMs. Outside the United States, the Company sells primarily through a network of distributors covering Europe, Asia and South America. The Company markets its products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and through direct-selling in specific vertical markets. In addition, the Company's strong customer relationships serve as valuable references.

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

  In September of 1997 the Company created a new corporate group, the Microelectronics Product Group ("MPG"), to develop and market high-speed inspection equipment for the electronics and semiconductor industries. The first two product offerings from the group will be a turnkey inspection system for bumped wafers and a turnkey, total-package inspection system for ball-grid array ("BGA") components, including semiconductor packages and electronic connectors.

  The following table sets forth the percentage of the Company's net revenues (including sales delivered through international distributors) by geographic location during the past three years:
                                                    YEAR ENDED
                                                   OCTOBER 31,
                                                  --------------
                                                  1997 1996 1995
                                                  ---- ---- ----
      North America.............................. 78%  73%  67%
      Europe..................................... 14%  14%  21%
      Far East...................................  8%  13%  12%

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

  PPT Vision believes that continued and timely development of new products and enhancements to existing product characteristics is essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a significant role in maintaining and advancing its position as a leading provider of complete machine vision systems. The Company's current research and development efforts are directed to increasing performance in image acquisition, image processing and application development software, which could produce systems with greater speed and accuracy while also providing customers with more expanded software tools. These efforts include the Company's traditional two-dimensional ("2D") machine vision systems as well as three- and one-dimensional ("3D" and "1D") sensor products. Key software products under development will enable support for different hardware and user interfaces, as well as increasing the development speed of application specific software tools. The Company also intends to expand its offerings of application specific software and hardware products for the industries it identifies as being poised to exhibit significant growth in demand for machine vision solutions, which includes electronics and semiconductors.

  Research and development expenditures were $2.3 million, $1.8 million, and $1.3 million in the fiscal years ended October 31, 1997, 1996, and 1995, respectively.

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

COMPETITION

  The machine vision industry is highly fragmented. Recent data provided by the AIA show that there were approximately 200 machine vision companies in North America in 1996, of which over 70% had revenues of less than $5 million. Currently, no competitor holds a significant aggregate market share percentage, although some dominate individual niches within the overall machine vision industry. The Company believes that over the next several years, the industry will experience a continuing trend toward consolidation. However, given the application specific nature of the industry, the Company also believes that the machine vision industry will continue to have a relatively large number of competitors.

  The Company believes the major competitive factors in the industry are performance, quality, support and price. Although the Company believes that its products are unique, competitors offer technologies and systems that are capable of certain of the functions performed by the Company's products. The Company faces competition from a number of companies in the machine vision market, some of which have greater manufacturing and marketing capabilities and greater financial, technological and personnel resources. Certain competitors in this market include the machine vision group of Allen Bradley, the Acuity Imaging division of Robotic Vision Systems, Inc. and Cognex Corporation.

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

PATENTS AND PROPRIETARY RIGHTS

  The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish its proprietary rights in its products. The Company has applied for foreign and domestic patents which are now pending with respect to several key technologies. United States patent No. 5,530,813, "Field-programmable electronic crossbar system and method for using same," was issued on June 25, 1996 and expires in August of 2014. In September of 1997 the Company entered into a license agreement with Medar, Inc. ("Medar") under which it acquired the exclusive worldwide rights for use of Medar's patented (5,646,733, "Scanning Phase Measurement Method and System for an Object at a Vision Station") 3D scanning technology for applications in the electronics and semiconductor industries. This patent was issued on July 8, 1997 and expires in January of 2016. The Company believes that the patents it owns and licenses may have been useful in protecting the Company's proprietary products and may be useful in protecting potential future products. The Company also believes its ability to efficiently develop and sell high performance, cost-effective vision systems on a timely basis, whether patented or not, is crucial to the Company's future success. The Company requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

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

EMPLOYEES

  As of January 22, 1998, the Company had 88 employees, including 32 employees in research and development, 33 in sales and marketing, 16 in manufacturing and 7 in finance and administration. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

  Various forward-looking statements have been made in this Annual Report on Form 10-K. Forward-looking statements may also be made in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

  Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "anticipate", "believe", "expect", "intend", "optimistic", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

  Important factors that could cause actual results to differ materially from the Company's forward-looking statements, as well as affect the Company's ability to achieve its financial and other goals, include, but are not limited to, the following:

  Technological Change and New Product Development. The market for the Company's products is characterized by rapidly changing technology. The Company's future success will continue to depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. In addition, there can be no assurance the new products and services or product and service enhancements, if any, developed by the Company will achieve market acceptance.

  Dependence Upon Principal Customers. In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1997, sales to one customer, Simac Masic B.V., a European distributor for the Company, represented 14% of net revenues. Sales to another customer, Advantek, Inc., represented 14% of net revenues during fiscal 1997. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

  Cyclicality of Capital Spending by Customers. A significant portion of the Company's revenues are derived from sales to various segments of the electronic component industry, such as metal stamping, electronic connectors and passive components. The markets for these segments, and for the electronic component industry in general, can be cyclical, resulting in varying amounts of capital spending. Any significant downturn in capital spending in these markets, or in any other markets served by the Company's products, could have a material adverse effect on the Company's business and results of operations.

  Management of Growth. The Company's revenues have increased at an average annual rate of 23% over the past five years. The Company's future success will depend on the ability of its officers and key employees to manage growth successfully through maintenance of appropriate operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively, the Company's business, results of operations, financial condition and liquidity could be materially and adversely affected.

  Proprietary Technology. The Company relies heavily on its image acquisition and image processing hardware designs, along with proprietary software technology. Although the Company has been issued patents, or obtained licenses to patents, in the past on certain technology and has patents pending on new technologies, it currently relies most heavily on protecting its proprietary information as trade secrets. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may "reverse engineer" the Company's products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of the Company's products increases, the markets in which its products are sold expands and the functionality of those products grows and overlaps with products offered by competitors. As a result, the Company believes that it may become increasingly subject to infringement claims in the future. Although the Company does not believe any of its products or proprietary rights infringe upon the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

  Quarterly Fluctuations. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by various factors, including the order flow of its principal customers, the timing and acceptance of new product introductions and enhancements and the timing of product shipments and marketing. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the announcement or introduction of new products by the Company's competitors, the Company's product and customer mix, the level of competition and overall trends in the economy.

  Dependence on Outside Contractors and Suppliers. The Company currently contracts with third party assembly houses for a substantial portion of its components and assembly needs. Although the Company endeavors to inspect and internally test most components prior to final assembly, reliance on outside contractors reduces its control over quality and delivery schedules. The failure by one or more of these subcontractors to deliver quality components in a timely manner could have a material adverse effect on the Company's results of operations. In addition, a number of the components integral to the functioning of the Company's products are available from only a single supplier or from a limited number of suppliers. Any interruption in or termination of supply of these components, or a material change in the purchase terms, including pricing, of any of these components, or a reduction in their quality or reliability, could have a material adverse effect on the Company's business or results of operations.

  International Revenue. In the years ended October 31, 1997, 1996 and 1995, sales of the Company's products to customers outside North America accounted for approximately 22%, 27% and 33%, respectively, of the Company's net revenues. The Company anticipates that international revenue will continue to account for a significant portion of its net revenues. The Company's operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render the Company's products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

  Competition. The Company competes with other vendors of machine vision systems, some of which may have greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that the Company will not be required to incur significant costs in connection with its engineering research, development, marketing and customer service efforts to remain competitive. Competitive pressures may result in price erosion or other factors which will adversely affect the Company's financial performance.

  Dependence on Key Personnel. The Company's success depends in large part upon the continued services of many of its highly skilled personnel involved in management, research and product development and sales, and upon its ability to attract and retain additional highly qualified employees. The loss of services of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any of its employees.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are as follows:

NAME                            AGE  POSITION
-----                           ---  --------
Joseph C. Christenson..........  39  President, Director
Thomas R. Northenscold.........  39  Chief Financial Officer,
                                     Assistant Secretary
Larry G. Paulson...............  46  Vice President of Research and Development,
                                     Director
Arye Malek.....................  41  Vice President of Marketing

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

  Larry G. Paulson was a co-founder of the Company and has been Vice President of Research and Development and a director of the Company since December 1981. Mr. Paulson is also a Registered Professional Engineer and holds Bachelors and Masters Degrees in Science from the University of Minnesota.

  Arye Malek has been the Vice President of Marketing of the Company since May 1996. He joined the Company in May 1990 as a Senior Account Manager and became Director of International Operations in November 1992. Mr. Malek holds a Bachelor of Science Degree from the University of Minnesota.


Item 2.  PROPERTIES
-------------------
  The Company leases approximately 28,400 square feet of office and manufacturing space in suburban Minneapolis pursuant to a seven year lease beginning in March 1994. Rent payments for its facilities commenced at $7,093 per month during the first year of the lease and increase over the term of the lease to $16,551 during the final twelve months of the lease. The Company also leases space for its regional sales and support offices in Massachusetts, Michigan and North Carolina.

Item 3. LEGAL PROCEEDINGS
-------------------------
  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
  None.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

                          PRICE RANGE OF COMMON STOCK

  Since December 28, 1995, the Company's Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "PPTV." Prior to that time, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth the high and low sales prices of the Company's Common Stock on the Nasdaq National Market for the period beginning December 28, 1995, and the high and low closing bid prices for the Company's Common Stock on the Nasdaq SmallCap Market for the periods prior to December 28, 1995, each as reported by Nasdaq.


                                                                    HIGH   LOW
                                                                   ------ -----
      FISCAL YEAR ENDED OCTOBER 31, 1996
        First Quarter............................................. $13.17 $8.50
        Second Quarter............................................  16.00  8.83
        Third Quarter.............................................  19.25  6.88
        Fourth Quarter............................................  10.62  7.12
      FISCAL YEAR ENDING OCTOBER 31, 1997
        First Quarter............................................. $ 9.75 $6.50
        Second Quarter............................................   9.00  5.56
        Third Quarter.............................................   8.62  6.25
        Fourth Quarter............................................  10.38  7.62

  The Company estimates that there were approximately 3,100 beneficial holders of the Company's Common Stock at January 20, 1998.

                                DIVIDEND POLICY

  The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

                   RECENT ISSUANCES OF UNREGISTERED SECURITIES

  On September 30, 1997, in connection with the execution of a license agreement between the Company and Medar, Inc. ("Medar"), the Company granted a warrant to Medar, to purchase Twenty-Five Thousand (25,000) shares of the Company's Common Stock at a price of $12.00 per share. The Warrant expires on September 30,
2004.   At the time the warrant was issued, Medar had assets of $50.9 million and was an accredited investor as defined in Rule 501(a)(3) under the Securities Act of 1933. The Company believes the transaction was exempt under Section 4(2) under the Securities Act of 1933.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                    YEAR ENDED OCTOBER 31,
                                 ------------------------------------------------------------
                                    1997         1996         1995        1994       1993
                                 -----------  -----------  ----------  ---------- -----------
INCOME STATEMENT DATA:
 Net revenues..................  $12,055,000  $12,693,000  $9,750,000  $6,587,000  $5,935,000
 Cost of sales.................    4,894,000    5,044,000   4,442,000   3,026,000   2,539,000
                                 -----------  -----------  ----------  ----------  ----------
  Gross profit.................    7,161,000    7,649,000   5,308,000   3,561,000   3,396,000
 Selling expenses..............    3,727,000    2,897,000   2,279,000   1,970,000   1,576,000
 General and administrative
  expenses.....................    1,177,000      976,000     851,000     711,000     550,000
 Research and development
  expenses.....................    2,339,000    1,827,000   1,299,000   1,133,000     831,000
                                 -----------  -----------  ----------  ----------  ----------
  Income (loss) from
   operations..................      (82,000)     879,000    (253,000)    439,000     296,000
 Other income
   (expense), net..............    1,147,000      453,000      61,000      40,000      (4,000)
                                 -----------  -----------  ----------  ----------  ----------
  Net income (loss) before
   taxes.......................    1,065,000    2,402,000     940,000    (213,000)    435,000
 Income tax (expense) benefit..     (405,000)   1,309,000     407,000       ----
                                 -----------  -----------  ----------  ----------  ----------
  Net income (loss)............  $   660,000  $ 3,711,000  $1,347,000  $ (213,000) $  435,000
                                 ===========  ===========  ==========  ==========  ==========
 Net income (loss) per
  share........................  $    0.12    $    0.84    $   0.37    $  (0.06)   $   0.13
                                 ===========  ===========  ==========  ==========  ==========
 Weighted average common
  shares outstanding...........    5,495,000    4,410,000   3,650,000   3,455,000   3,236,000
                                 ===========  ===========  ==========  ==========  ==========


                                                            OCTOBER 31,
                                    ------------------------------------------------------------
                                       1997         1996         1995        1994        1993
                                    -----------  -----------  ----------  ----------  ----------
BALANCE SHEET DATA:
 Working capital................... $22,887,000  $24,083,000  $4,131,000  $3,253,000  $3,071,000
 Total assets......................  29,986,000   28,056,000   6,098,000   4,449,000   4,005,000
 Shareholders' equity..............  27,535,000   26,809,000   5,145,000   3,719,000   3,384,000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 1997 to Year Ended October 31, 1996
------------------------------------------------------------------------
  Net Revenues: Net revenues decreased 5% to $12,055,000 in fiscal 1997, compared to net revenues of $12,693,000 in fiscal 1996, although unit sales of the Company's machine vision systems increased to 481 in fiscal 1997 versus 465 in fiscal 1996. Net revenues decreased primarily because of lower average selling prices per system due to changes in product mix. Net revenues in fiscal 1997 were also affected by slowdowns in deliveries to customers in the electronics segment, which mainly occurred during the first half of fiscal 1997. Much of this slowdown was experienced in markets outside of North America.
Gross revenues in fiscal 1997 increased 1% in North America and decreased 24% outside North America. Sales to customers outside North America represented 22% of gross revenues in fiscal 1997, compared to 27% for in fiscal 1996.

  Gross Profit: Gross profit decreased 6 percent to $7,161,000 in fiscal 1997, compared to $7,649,000 in fiscal 1996. Gross profit as a percentage of net revenues for fiscal 1997 decreased to 59%, compared with 60% in fiscal 1996. The decrease in gross profit in 1997 is primarily due to the decline in sales. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in fiscal 1998 due to normal start-up costs associated with new product introductions.

  Selling Expenses: Selling expenses increased 29% to $3,727,000 in fiscal 1997, compared to $2,897,000 in fiscal 1996. As a percentage of net revenues, fiscal 1997 selling expenses increased to 31%, compared with 23% in fiscal 1996. The increase in expenditures is primarily the result of the addition of several application engineers and sales people in the latter part of fiscal 1996. Although the Company anticipates selling expenses to increase in fiscal 1998 as the Company maintains its investments in sales and applications engineering, the Company believes that these expenditures will not increase substantially, and may be reduced somewhat, as a percentage of net revenues in fiscal 1998, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses increased 21% to $1,177,000 in fiscal 1997, compared to $976,000 in fiscal 1996. As a percentage of net revenues, general and administrative expenses increased to 10% for fiscal 1997, compared to 8% for fiscal 1996. The increase in expenditures is primarily attributable to increased expenses associated with operating the Company as it prepares for continued growth. In addition, the Company incurred a one-time charge during the third quarter of fiscal 1997 due to the write-off of a receivable involving a bankruptcy. The increase as a percentage of net revenues is mainly related to the decline in sales. The Company believes that during fiscal 1998, general and administrative expenses will not increase substantially, and may be reduced somewhat, as a percentage of net revenues compared to fiscal 1997, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 28% to $2,339,000 in fiscal 1997, compared to $1,827,000 in fiscal 1996.
Research and development expenses as a percentage of net revenues for fiscal 1997 increased to 19%, compared to 14% for fiscal 1996. The increase in expenditures is mainly due to new product development programs and increased permanent staffing and contract personnel to support these efforts. While research and development expenses may increase somewhat as the Company continues to invest in next generation software and hardware development, the Company expects that during fiscal 1998, such expenses will not increase substantially, and may decline somewhat, as a percentage of net revenues compared to fiscal 1997, depending on the level of sales growth.

  Interest income increased 154% to $1,124,000 in fiscal 1997, compared to $442,000 in fiscal 1996. The increase in interest income is primarily due to a full year of interest on the proceeds of a public stock offering completed in June of 1996.

  Income Tax Benefit: Income tax expense was $405,000 in fiscal 1998. In fiscal 1997, an income tax benefit of $1,309,000 was recorded to fully recognize the potential future tax benefits of loss carry forwards and net deductible temporary differences available to offset taxable income in future periods. As a result of this full recognition, in fiscal 1997 the Company began reporting earnings on a fully-taxed basis.

Comparison of Year Ended October 31, 1996 to Year Ended October 31, 1995
------------------------------------------------------------------------
  Net Revenues: Net revenues increased 30% to $12,693,000 in fiscal 1996, compared to net revenues of $9,750,000 in fiscal 1995. The increase in net revenues in fiscal 1996 was due to a 40% growth in unit sales, with sales of the Company's machine vision systems increasing to 465 in fiscal 1996 versus 333 in fiscal 1995. The Company attributes its sales growth to increased demand in all markets. Net revenues in fiscal 1996 increased 42% in North America and 7% outside North America. Sales to customers outside North America represented 27% of total revenues in fiscal 1996, compared to 33% in fiscal 1995. The increase in North America is primarily the result of increased sales to electronic component and automobile manufacturers.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital decreased to $22,887,000 at October 31, 1997 from $24,083,000 at October 31, 1996. This decline was primarily due to the recording of a short term liability of $1,000,000 related to future payments under the September 1997 license agreement with Medar, Inc. ("Medar"), as described below. The Company financed its operations in fiscal 1997 through internally generated cash flow and existing cash and cash equivalents. Net cash provided from operating activities in fiscal 1997 was $1,692,000. Accounts receivable decreased $758,000 due to improvement in collections. Inventories increased $513,000 in fiscal 1997 primarily due to raw material purchases to support new product introductions as well as a higher level of sales at year-end.

  In September of 1997 the Company entered into a license agreement with Medar under which it acquired the exclusive worldwide rights to use of Medar's patented 3D scanning technology for applications in the electronics and semiconductor industries. Under the terms of the agreement, the Company agreed to pay Medar an initial license fee of $1,500,000 based on the achievement of certain developmental milestones plus a royalty based on sales. The first $500,000 due under this license agreement was paid upon execution of the agreement. The remaining two $500,000 payments comprise the $1,000,000 short-term liability.

  The Company used $1,959,000 of cash for investing activities, primarily for the purchase of fixed assets and investment in other long-term assets. The Company used $1,095,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. The Company used $759,000 of cash for investment in other long-term assets, mainly consisting of a $500,000 payment made under the Medar license agreement as well as capitalized software development costs. Investments consist of short-term investment grade securities. In addition, the Company generated $115,000 in cash flow from its financing activities as a result of issuances of its Common Stock upon exercise of stock options.

  Current assets increased slightly to $25,202,000 at October 31, 1997 from $25,164,000 at October 31, 1996. Investments increased to $15,515,000 at October 31, 1997 from 15,135,000 at October 31, 1996. Cash and cash equivalents decreased to $4,027,000 at October 31, 1997 from $4,179,000 at October 31, 1996.

   The Company's current liabilities increased to $2,315,000 at October 31, 1997 from $1,081,000 at October 31, 1996. This was mainly due to the previously mentioned $1,000,000 short-term liability as well as increased trade accounts payable associated with a higher level of sales at year-end.

  The Company expects that its capital expenditures for fiscal 1998 will increase from the $1.1 million in fiscal 1997, primarily for computer, lab and manufacturing equipment. At October 31, 1997, the Company had commitments for approximately $200,000 for capital equipment. The Company is also obligated to pay an additional $1 million under the terms of the Medar, Inc. license agreement, subject to the achievement by Medar of certain developmental milestones.The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at October 31, 1997 will be adequate for its working capital and capital resource needs, including payments due under the Medar license agreement, during fiscal 1998.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
  Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
  See Item 14 for a list of the financial statements included in this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
  Not applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
  Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in March 1998 (the "1998 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

  Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------
  Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
  Information required under this item is contained in the section entitled "Shareholdings of Principal Shareholders, Directors and Officers" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1998 Proxy Statement which is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Documents filed as Part of this Report

          (1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-K.
                                                                      Page
                                                                      ----
               Report of Independent Accountants.....................  31
               Income Statements for the three years ended
                    October 31, 1997, 1996 and 1995..................  32
               Balance Sheets as of October 31, 1997 and 1996........  33
               Statements of Cash Flows for the Years
                    ended October 31, 1997, 1996 and 1995............  34
               Statements of Shareholders' Equity for the Years
                    ended October 31, 1997, 1996 and 1995............  35
               Notes to Financial Statements.........................  36

          (2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS
               ENDED OCTOBER 31, 1997


               VIII.  Valuation and Qualifying Accounts..............  45

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed during the quarter ended October 31, 1997.

     (c)  Listing of Exhibits
          -------------------

Exhibit
  No.                           Description                           Page
-------  ----------------------------------------------------------   ----

3.1.....  Restated Articles of Incorporation of Registrant
          (incorporated by reference to Exhibit 3.1 of 1996 Form 10-K)

3.2.....  By-Laws of Registrant
          (incorporated by reference to Exhibit 3.2 of 1996 Form 10-K)

10.1....  Lease Agreement dated February 11, 1993 for facilities at
          10321 West 70th Street, Eden Prairie, Minnesota
          (incorporated by reference to Exhibit 10.3 of 1993 Form 10-K)

10.2....  Employment Agreement with Joseph C. Christenson dated as of
          May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.3....  Employment Agreement with Larry G. Paulson dated as of
          February 1, 1984 (incorporated by reference from
          Exhibit 10.5 to May 15, 1996 Form S-2)

10.4....  Employment Agreement with Tom Northenscold dated as of
          February 27, 1995 (incorporated by reference from
          Exhibit 10.6 to May 15, 1996 Form S-2)

10.5....  Employment Agreement with Arye Malek dated as of
          May 1, 1990 (incorporated by reference from
          Exhibit 10.7 to May 15, 1996 Form S-2)

10.6*...  PPT Vision, Inc. 1988 Stock Option Plan, as amended........  46

10.7*...  PPT Vision, Inc. 1997 Stock Option Plan....................  61

21......  The Company has no subsidiaries

23......  Consent of Price Waterhouse LLP............................  76

27......  Financial Data Schedule....................................  77


*Indicates compensatory plan

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PPT VISION, INC.

Date:  January 26, 1998                 By:/s/Joseph C. Christenson
                                           ----------------------------
                                               Joseph C. Christenson
                                           (Principal Executive Officer)

Date:  January 26, 1998                 By:/s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                          (Principal Accounting Officer)
                                             Chief Financial Officer

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

        Date                                   Signature and Title
        ----                                   -------------------

  January 26, 1998                         /s/Joseph C. Christenson
                                           ----------------------------
                                              Joseph C. Christenson
                                               President, Director
                                           (Principal Executive Officer)

  January 26, 1998                         /s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                          (Principal Accounting Officer)
                                              Chief Financial Officer

  January 26, 1998                         /s/Larry G. Paulson
                                           ----------------------------
                                           Larry G. Paulson, Secretary,
                                            Vice President of Research
                                            and Development, Director

  January 26, 1998                         /s/Bruce C. Huber
                                           ----------------------------
                                             Bruce C. Huber, Director

  January 26, 1998                         /s/David C. Malmberg
                                           ----------------------------
                                           David C. Malmberg, Director

  January 26, 1998                         /s/Peter R. Peterson
                                           ----------------------------
                                           Peter R. Peterson, Director

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of PPT Vision, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of PPT Vision, Inc. at October 31, 1997 and 1996, and the results of its operations and cash flows for each of the three fiscal years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Minneapolis, MN
November 21, 1997

                                PPT VISION, INC.

                               INCOME STATEMENTS

                                               YEAR ENDED OCTOBER 31,
                                         -----------------------------------
                                            1997         1996         1995
                                         -----------  -----------  ----------
Net revenues............................ $12,055,000  $12,693,000  $9,750,000
Cost of sales...........................   4,894,000    5,044,000   4,442,000
                                         -----------  -----------  ----------
    Gross profit........................   7,161,000    7,649,000   5,308,000
                                         -----------  -----------  ----------
Expenses:
  Selling...............................   3,727,000    2,897,000   2,279,000
  General and administrative............   1,177,000      976,000     851,000
  Research and development..............   2,339,000    1,827,000   1,299,000
                                         -----------  -----------  ----------
    Total expenses......................   7,243,000    5,700,000   4,429,000
                                         -----------  -----------  ----------
Income (loss) from operations...........     (82,000)   1,949,000     879,000
Interest income.........................   1,124,000      442,000      61,000
Other income............................      23,000       11,000       --
                                         -----------  -----------  ----------
Net income before taxes.................   1,065,000    2,402,000     940,000
Income tax (expense) benefit............    (405,000)   1,309,000     407,000
                                         -----------  -----------  ----------
    Net income.......................... $   660,000  $ 3,711,000  $1,347,000
                                         ===========  ===========  ==========

  Net income per share.................. $    0.12    $    0.84    $   0.37
                                         ===========  ===========  ==========
  Weighted average common
   shares outstanding...................   5,495,000    4,410,000   3,650,000
                                         ===========  ===========  ==========


    The accompanying notes are an integral part of the financial statements

                                PPT VISION, INC.

                                 BALANCE SHEETS

                                                           OCTOBER 31,
                                                    -------------------------
                                                       1997           1996
                                                    -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents........................ $ 4,027,000   $ 4,179,000
  Investments......................................  15,515,000    15,135,000
  Accounts receivable, net.........................   3,693,000     4,451,000
  Inventories......................................   1,741,000     1,228,000
  Other current assets.............................     226,000       171,000
                                                    -----------   -----------
    Total current assets...........................  25,202,000    25,164,000
Restricted cash....................................       --          135,000
Fixed assets, net..................................   1,546,000       863,000
Other assets, net..................................   1,828,000        79,000
Deferred income taxes..............................   1,410,000     1,815,000
                                                    -----------   -----------
    Total assets................................... $29,986,000   $28,056,000
                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable................................. $ 1,010,000   $   754,000
  Commissions payable..............................      60,000        62,000
  Accrued expenses.................................     245,000       265,000
  Other short-term liabilities.....................   1,000,000         --
                                                    -----------   -----------
    Total current liabilities......................   2,315,000     1,081,000

Deferred rent......................................     136,000       166,000

Commitments and contingencies (Note 8)

Shareholders' equity
  Common Stock $.10 par value; authorized
   10,000,000 shares;
   issued and outstanding 5,387,355 and 5,358,422..     539,000       536,000
  Capital in excess of par value...................  29,555,000    29,443,000
  Accumulated (deficit)............................  (2,510,000)   (3,170,000)
  Unrealized loss, investments.....................     (49,000)        --
                                                    -----------   -----------
    Total shareholders' equity.....................  27,535,000    26,809,000
                                                    -----------   -----------
    Total liabilities and shareholders' equity..... $29,986,000   $28,056,000
                                                    ===========   ===========

    The accompanying notes are an integral part of the financial statements

Page 34
                                PPT VISION, INC.
                            STATEMENT OF CASH FLOWS

                                                  YEAR ENDED OCTOBER 31,
                                          -------------------------------------
                                              1997         1996         1995
                                          ------------ ------------  ----------
Net income................................$    660,000 $  3,711,000  $1,347,000
Adjustment to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...........     422,000      286,000     164,000
  Deferred rent...........................     (30,000)      (6,000)     44,000
  Deferred income tax benefit.............     405,000   (1,408,000)   (407,000)
  Accrued interest income.................    (322,000)    (149,000)      --
  Realized gain on sales of investments...      (2,000)      (4,000)      --
Change in assets and liabilities:
  Accounts receivable.....................     758,000   (1,764,000)   (749,000)
  Inventories.............................    (513,000)    (285,000)   (158,000)
  Other assets............................     (55,000)    (104,000)     (7,000)
  Restricted cash.........................     135,000       78,000         --
  Accounts payable........................     256,000      190,000     102,000
  Commissions payable.....................      (2,000)       7,000      12,000
  Accrued expenses........................     (20,000)     103,000      65,000
                                          ------------ ------------  ----------
    Total adjustments.....................   1,032,000   (3,056,000)   (934,000)
                                          ------------ ------------  ----------
Net cash provided by operating activities.   1,692,000      655,000     413,000
Cash flows from investing activities:
  Purchase of fixed assets................  (1,095,000)    (662,000)   (349,000)
  Purchase of investments................. (21,353,000) (17,007,000)      --
  Sales and maturities of investments.....  21,248,000    2,025,000       --
  Net investment in other
    long-term assets......................    (759,000)     (20,000)      --
                                          ------------ ------------  ----------
Net cash used by investing activities.....  (1,959,000) (15,664,000)   (349,000)
Cash flows from financing activities:
  Proceeds from issuance of common stock..     115,000   17,953,000      79,000
                                          ------------ ------------  ----------
Net cash provided by financing activities.     115,000   17,953,000      79,000
                                          ------------ ------------  ----------
Net increase in cash and cash equivalents.    (152,000)   2,944,000     143,000
Cash and cash equivalents at beginning
  of year.................................   4,179,000    1,235,000   1,092,000
                                          ------------ ------------  ----------
Cash and cash equivalents at end of year..$  4,027,000 $  4,179,000  $1,235,000
                                          ============ ============  ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax..............................  $    3,000 $     89,000  $   42,000
  Interest................................       --           1,000       --

    The accompanying notes are an integral part of the financial statements

Page 35
                                PPT VISION, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                                                          CAPITAL IN
                                     COMMON     COMMON     EXCESS OF   PREFERRED   PREFERRED  ACCUMULATED
                                     SHARES      STOCK     PAR VALUE     SHARES      STOCK     (DEFICIT)
                                    ---------  ---------  -----------  ---------  ----------  -----------
October 31, 1994..................  3,440,486  $344,000   $11,347,000   87,499    $256,000    $(8,228,000)
  Stock issued through the
   exercise of stock options......     65,370     6,000        37,000
  Stock issued through the
   employee stock purchase plan...     16,599     2,000        35,000
  Stock issued through
   conversion of preferred shares.     56,250     6,000       249,000  (87,499)   (256,000)
  Net income......................                                                              1,347,000
                                    ---------  ---------  -----------  ---------  ----------  -----------
October 31, 1995..................  3,578,705   358,000    11,668,000        0           0     (6,881,000)
  Stock issued through
   public offering
   (net of issue costs)...........  1,600,000   160,000    17,459,000
  Stock issued through the
   exercise of stock options.......    94,526     9,000       123,000
  Stock issued through the
   employee stock purchase plan....    35,691     4,000        74,000
  Stock issued through the
   exercise of warrants............    49,500     5,000       119,000
  Net income.......................                                                             3,711,000
                                    ---------  ---------  -----------  ---------  ----------  -----------
  October 31, 1996................. 5,358,422  $536,000   $29,443,000        0           0     (3,170,000)
  Stock issued through the
   exercise of stock options.......    23,705     2,000        77,000
  Stock issued through the
   employee stock purchase plan....     5,228     1,000        35,000
   Net income......................                                                               660,000
                                    ---------  ---------  -----------  ---------  ----------  -----------
  October 31, 1997................  5,387,355  $539,000   $29,555,000        0           0    $(2,510,000)
                                    =========  =========  ===========  =========  ==========  ============

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

  Accounts receivable are shown net of allowance for doubtful accounts of $30,026 at October 31, 1997, and $35,110 at October 31, 1996.

INVENTORIES

  Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out ("FIFO") basis. As of October 31, 1997 and 1996 inventories consist of the following:

                                                        OCTOBER 31,
                                                   ---------------------
                                                      1997      1996
                                                   ----------   --------
      Manufactured and purchased parts............ $1,223,000 $1,015,000
      Work-in-process.............................    448,000    144,000
      Finished goods..............................     70,000     69,000
                                                   ----------  ---------
          Totals.................................. $1,741,000 $1,228,000
                                                   ========== ==========


FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

OTHER ASSETS

  Other assets at October 31, 1997 and 1996 consist of the following:

                                                               OCTOBER 31,
                                                           -------------------
                                                              1997       1996
                                                           ----------  --------
      Patent and trademark...............................  $1,654,000  $ 91,000
      Security deposits..................................       --        --
      Investment in related party........................      53,000    53,000
      Software development costs, net....................     196,000     --
                                                           ----------  --------
                                                            1,903,000   144,000
      Less accumulated amortization......................     (75,000)  (65,000)
                                                           ----------  --------
          Total other assets.............................  $1,828,000  $ 79,000
                                                           ==========  ========

  The patent and trademark balance of $1,654,000 as of October 31, 1997 includes $1,500,000 which represents the value of a license agreement that the Company entered into with Medar, Inc. Patent and trademark costs are amortized over five to ten years.

  The investment in a related party represents common stock the Company intends to hold as an investment and is recorded at cost. During 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" SFAS. No. 115 requires certain investments in debt and equity securities to be recorded at fair market value. No adjustment to market value was recorded as of October 31, 1997 and 1996 as the difference was not material.

  Software development costs are treated in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Certain software development costs totaling $196,000 were capitalized during the fiscal year ended October 31, 1997. No amortization expense has yet been recorded related to these software development costs.


OTHER SHORT-TERM LIABILITIES

  In September of 1997 the Company entered into a license agreement with Medar, Inc. ("Medar") under which it acquired the exclusive worldwide rights to use of Medar's patented 3D scanning technology for applications in the electronics and semiconductor industries. Under the terms of the agreement, the Company will pay Medar an initial license fee of $1,500,000 based on the achievement of certain developmental milestones plus a royalty based on sales. The first $500,000 due under this license agreement was paid upon execution of the agreement. The remaining two $500,000 payments comprise the $1,000,000 short-term liability.

FIXED ASSETS

  Fixed assets consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31, 1997 and 1996 furniture, fixtures and equipment consisted of the following:

                                                             OCTOBER 31,
                                                       -----------------------
                                                           1997        1996
                                                        ----------  ----------
      Equipment.......................................  $3,271,000  $2,215,000
      Furniture and fixtures..........................     438,000     407,000
                                                        ----------  ----------
                                                         3,709,000   2,622,000
      Less accumulated depreciation...................  (2,163,000) (1,759,000)
                                                        ----------  ----------
          Total fixed assets..........................  $1,546,000  $  863,000
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

INCOME PER SHARE

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

  Non-cash transactions in 1997 consist of $6,228 related to the transfer of long-term assets to inventory. Non-cash transactions in 1996 consist of $10,568 related to the transfer of long-term assets to inventory. In 1995 non-cash transactions consist of $255,952 related to the conversion of 87,499 preferred shares into 56,250 shares of common stock and $37,514 related to the transfer of long-term assets to inventory.

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

STOCK SPLIT

  On March 14, 1996, the Board of Directors approved a three-for-two stock split in the form of a fifty percent (50%) stock dividend. The distribution of shares was made on April 5, 1996 to shareholders of record as of March 25, 1996. All historical share and per share data included in the financial statements have been restated to reflect the stock split.


NOTE 3: CUSTOMER INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

  During 1997, 1996 and 1995, revenue from one customer accounted for 14%, 14% and 17% of net revenues respectively. During 1997 and 1996, revenue from another customer accounted for 14% and 12% of net revenues respectively.

CUSTOMER GEOGRAPHIC DATA

  North American and export sales as a percentage of net revenues in 1997, 1996 and 1995 are as follows:

                                YEAR ENDED
                                OCTOBER 31,
                             ----------------
                             1997  1996  1995
                             ----  ----  ----
      North America.........  78%   73%   67%
      Europe................  14%   14%   21%
      Far East..............   8%   13%   12%

NOTE 4: ACCRUED EXPENSES

  Accrued expenses at October 31, 1997 and 1996 include:

                                                                 OCTOBER 31,
                                                              ----------------
                                                                1997     1996
                                                              -------- --------
      Vacation............................................... $ 25,000 $ 30,000
      Employee Stock Purchase Plan payroll deductions........   78,000   42,000
      Compensation...........................................   64,000   67,000
      Other..................................................   78,000  126,000
                                                              -------- --------
          Total.............................................. $245,000 $265,000
                                                              ======== ========

NOTE 5: COMMON STOCK OPTIONS AND WARRANTS

  Under the Company's 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 1,100,000 shares of common stock to employees and directors. Options are granted at prices equal to the average of the bid and ask prices on the date of the grant. The granting of options and their vesting is within the discretion of the Company's Board of Directors.

  A summary of stock options issued and outstanding under these plans is as follows:

                                                            NUMBER OF SHARES
                                                       -------------------------
                                                        EMPLOYEE    WEIGHTED AVG
                                                         OPTIONS    OPTION PRICE
                                                       -----------  ------------
Balance at October 31, 1994...........................     323,718     $ 2.14
  Granted.............................................      22,125     $ 2.95
  Exercised...........................................     (65,370)    $ 0.66
  Forfeited...........................................      (4,687)    $ 3.07
                                                       -----------  ------------
Balance at October 31, 1995...........................     275,786     $ 2.55
  Granted.............................................     126,850     $11.81
  Exercised...........................................     (94,526)    $ 1.41
  Forfeited...........................................        (350)    $ 9.86
                                                       -----------  ------------
Balance at October 31, 1996...........................     307,760     $ 6.70
  Granted.............................................     364,200     $ 6.91
  Exercised...........................................     (23,705)    $ 3.34
  Forfeited...........................................    (126,375)    $11.68
                                                       -----------  ------------
Balance at October 31, 1997...........................     521,880     $ 5.79
                                                       ===========  ============
Page 41

As of October 31, 1997:
  Price Range of Outstanding Options
    Options...........................................$2.33-$12.00
    Expiration Dates..................................  1997-2004
    Options Exercisable...............................   146,680

  In May of 1997, 122,150 options granted in fiscal years 1996 and 1997 with exercise prices ranging from $7.19 to $18.13 were repriced to $6.875 per share, the market price at the time of the repricing. The repricing is reflected in the table above as a grant cancellation and a new grant issuance.

  The estimated weighted average grant-date fair value of stock options granted is as follows: 1997--$4.23 and 1996--$5.64. The Company accounts for stock options and other equity instruments in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards ("SFAS")No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. SFAS No. 123 establishes a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of SFAS No. 123 the Company's net income and earnings per share for fiscal years 1997 and 1996 would have been adjusted to the pro forma amount indicated below:

  Fiscal Year Ended October 31,              1997          1996
  ------------------------------------    ----------    ----------
  Net income............  As reported...  $  660,000    $3,711,000
                          Pro forma.....  $  197,000    $3,594,000
  Net income per share..  As reported...  $    0.12     $    0.84
                          Pro forma.....  $    0.04     $    0.81

  The following table summarizes stock options outstanding and exercisable at October 31, 1997.

                       Outstanding                              Exercisable
--------------------------------------------------------  ----------------------
                             Weighted
                              Average        Weighted               Weighted
    Exercise                Contractual       Average               Average
  Price Range    Options  Life Remaining  Exercise Price  Options Exercise Price
---------------  -------  --------------  --------------  ------- --------------
$ 2.33 - $ 3.50  148,630       1.30          $ 3.03       135,880     $ 3.02
$ 3.67 - $ 4.17    6,375       1.69          $ 3.88         6,375     $ 3.88
$ 5.67 - $ 8.19  361,625       6.43          $ 6.88         2,175     $ 5.90
$ 9.62 - $12.00    5,250       5.82          $11.66         2,250     $12.00
                 -------  --------------  --------------  ------- --------------
                 521,880       4.90          $ 5.79       146,680     $ 3.24

  The fair value of options granted under the Company's fixed stock option plans during fiscal 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for fiscal 1997 and 1996 were as follows:

    Fiscal Year Ended October 31           1997         1996
    ---------------------------------  -----------  -----------
    Risk free interest rates.........  5.6% - 5.9%  5.6% - 5.9%
    Expected life....................      6.9          4.0
    Expected volatility..............      54%          54%
    Expected dividends...............       0%           0%

  Pro forma compensation cost related to shares purchased under the Company's Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying SFAS No. 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

  In September of 1997, the Company issued a warrant to purchase 25,000 shares of common stock with an exercise price of $12.00 and an expiration date of September of 2004. The warrant becomes exercisable upon completion of certain technical milestones which have not yet been achieved.

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

  The third phase of the 1995 Plan began on June 1, 1997 and employees were granted the right to purchase 28,055 shares at $6.69 per share under the Plan.

  The second phase of the 1995 Plan ended on May 31, 1997 and employees purchased 5,228 shares at $6.69 per share under the Plan.

  The first phase of the 1995 Plan ended on May 31, 1996 and employees purchased 35,691 shares at $2.19 per share under the Plan.

NOTE 8: COMMITMENTS & CONTINGENCIES

  Rental expense under operating leases was $188,000, $170,987, and $163,100 in 1997, 1996, and 1995 respectively. Minimum future rental payments due under noncancelable operating lease agreements are as follows:

             1998............................  185,000
             1999............................  189,000
             2000............................  196,000
             2001............................   66,000
                                              --------
                 Total....................... $636,000
                                              ========


NOTE 9: EMPLOYEE SAVING PLAN

  The Company provides a supplementary retirement savings plan which is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifteen percent of their monthly earnings on a pre-tax basis subject to annual contribution limitations. The Company makes matching contributions of fifty cents for each dollar contributed by each Plan participant up to a maximum of $1,000 annually. The Company's contributions under this program were approximately $66,000, $52,250, and $30,876 for the years ended October 31, 1997, 1996 and 1995 respectively.

NOTE 10: INCOME TAXES

The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes as follows:

                                              1997        1996
                                           ----------- -----------
Expected tax provision
at statutory rate..........................$   362,000 $   783,000
State income tax provision,
net of federal tax effect..................     42,000     138,000
Permanent differences......................     11,000     (11,000)
(Reduction) of valuation allowance.........             (2,219,000)
Other......................................    (10,000)
                                           ----------- -----------
   Total...................................$   405,000 $(1,309,000)
                                           =========== ===========

Deferred tax assets (liabilities) are comprised of the following at October 31:

                                            1997        1996
                                         ----------  ----------
Depreciation.............................$   93,000  $  147,000
Deferred rent............................    52,000      66,000
Other....................................  (199,000)   (129,000)
Net operating loss carry forwards........   959,000   1,281,000
Credit carry forwards....................   505,000     450,000
                                         ----------  ----------
   Net deferred tax asset................$1,410,000  $1,815,000
                                         ==========  ==========

At October 31, 1997, the Company has available net operating loss and tax credit carry forwards for income tax purposes of $2.8 million and $505,000, respectively. These carry forwards expire in the years ending October 31, 2001 through 2009. No current tax provisions were recorded in the fiscal years ended October 31, 1997 and 1996 due to the utilization of net operating loss (NOL) carry forwards. The entire tax provisions consist of deferred taxes.

The utilization of the net operating loss and tax credit carry forwards is dependent upon the Company's ability to generate sufficient taxable income during the carry forward period. A valuation allowance was established in 1994 and subsequent taxable earnings and an analysis of likely taxable income resulted in the elimination of the allowance for the year ended October 31, 1996.

                                  SCHEDULE VIII


Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

                              Balance at  Additions   Deductions  Balance at
                              Beginning   Charged to  and Write-    End of
                              of Period    Earnings      offs       Period
                              ----------  ----------  ----------  ----------
Year Ended October 31, 1995   $55,000     $ 69,000    ($ 89,000)  $35,000

Year Ended October 31, 1996   $35,000     $  2,000    ($  2,000)  $35,000

Year Ended October 31, 1997   $35,000     $ 95,000    ($100,000)  $30,000