Form 10-K/A
period 1997-10-31
PPT VISION INC
filed 1998-02-17
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          Amendment No. 1 to Form 10-K

(MARK ONE)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended October 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the Transition period from _________ to __________

                        COMMISSION FILE NUMBER:  0-11518

                                PPT VISION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                   41-1413345
    --------------------------------                   ------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

                             10321 West 70th Street
                             Eden Prairie, MN  55344
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (612) 996-9500

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

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 12, 1998, is incorporated by reference into Part III of this Form 10-K.

     The Form 10-K is hereby amended as follows:

1. Item 6. The Selected Financial Data table for fiscal years 1993 through 1996 is hereby amended to read as follows. The original filing inadvertently had incorrect information in the "Income (loss) from operations" line. :


Item 6.  SELECTED FINANCIAL DATA
--------------------------------
                                                    YEAR ENDED OCTOBER 31,
                                 ------------------------------------------------------------
                                    1997         1996         1995        1994        1993
                                 -----------  -----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
 Net revenues..................  $12,055,000  $12,693,000  $9,750,000  $6,587,000  $5,935,000
 Cost of sales.................    4,894,000    5,044,000   4,442,000   3,026,000   2,539,000
                                 -----------  -----------  ----------  ----------  ----------
  Gross profit.................    7,161,000    7,649,000   5,308,000   3,561,000   3,396,000
 Selling expenses..............    3,727,000    2,897,000   2,279,000   1,970,000   1,576,000
 General and administrative
  expenses.....................    1,177,000      976,000     851,000     711,000     550,000
 Research and development
  expenses.....................    2,339,000    1,827,000   1,299,000   1,133,000     831,000
                                 -----------  -----------  ----------  ----------  ----------
  Income (loss) from
   operations..................      (82,000)   1,949,000     879,000    (253,000)    439,000
 Other income
   (expense), net..............    1,147,000      453,000      61,000      40,000      (4,000)
                                 -----------  -----------  ----------  ----------  ----------
  Net income (loss) before
   taxes.......................    1,065,000    2,402,000     940,000    (213,000)    435,000
 Income tax (expense) benefit..     (405,000)   1,309,000     407,000       --          --
                                 -----------  -----------  ----------  ----------  ----------
  Net income (loss)............  $   660,000  $ 3,711,000  $1,347,000  $ (213,000) $  435,000
                                 ===========  ===========  ==========  ==========  ==========
 Net income (loss) per
  share........................  $    0.12    $    0.84    $   0.37    $  (0.06)   $   0.13
                                 ===========  ===========  ==========  ==========  ==========
 Weighted average common
  shares outstanding...........    5,495,000    4,410,000   3,650,000   3,455,000   3,236,000
                                 ===========  ===========  ==========  ==========  ==========

2.   Item 11.  Executive Compensation  is hereby amended to read as follows :

  Information required under this item is contained in the sections entitled "Executive Compensation and other Information" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

3. Item 12. Security Ownership of Certain Beneficial Owners and Management is hereby amended to read as follows:

  Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 1998 Proxy Statement and Is Incorporated Herein by Reference.

4. Item 13. Certain Relationships and Related Transactions is hereby amended to read as follows :
     Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PPT VISION, INC.
                              ("Registrant")


Dated: February 9, 1998            By /s/ Thomas R. Northenscold
                                   -----------------------------
                                   Thomas R. Northenscold
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on February 9, 1998 on behalf of the Registrant in the capacities indicated.

                               (Power of Attorney)

/s/ Joseph C. Christenson*
-------------------------
Joseph C. Christenson
President, Director
(Principal Executive Officer)

/s/ Thomas R. Northenscold
--------------------------
Thomas R. Northenscold
(Principal Accounting Officer)
Chief Financial Officer

/s/ Larry G. Paulson*
--------------------
Larry G. Paulson
Vice President of Research
and Development, Director

/s/ Bruce C. Huber*
------------------
Bruce C. Huber
Director

/s/ David C. Malmberg*
----------------------
David C. Malmberg
Director

/s/ Peter R. Peterson*
---------------------
Peter R. Peterson
Director

*By: /s/ Thomas R. Northenscold
------------------------------
        Thomas R. Northenscold
        Attorney-In-Fact