Form 10-Q
period 1998-01-31
PPT VISION INC
filed 1998-03-17
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended January 31, 1998
                         Commission File Number 0-11518



                                PPT VISION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                    41-1413345
   ----------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)



       10321 West 70th Street              Eden Prairie, Minnesota  55344
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

Shares of $.10 par value common stock outstanding at February 26, 1998:
5,399,655
                                                  Total pages this report:  13

                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets as of January 31, 1998 and................   3
           October 31, 1997

           Income Statements for the Three-month periods............   4
           ended January 31, 1998 and January 31, 1997

           Statement of Cash Flows for the Three-month periods......   5
           ended January 31, 1998 and January 31, 1997

           Notes to Financial Statements--January 31, 1998..........   6

Item 2.    Management's Discussion and Analysis of..................   7
           Financial Condition and Results of Operations

Part II.   Other Information........................................  11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  12
           ----------

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                      January 31, 1998  October 31, 1997
                                           Note A            Note A
                                        ------------      ------------
                                        (unaudited)
ASSETS
Cash and cash equivalents.............  $ 2,185,000       $ 4,027,000
Investments...........................   16,857,000        15,515,000
Accounts receivable, net..............    4,500,000         3,693,000
Inventories:
  Manufactured and purchased parts....    1,442,000         1,223,000
  Work-in-process.....................      397,000           448,000
  Finished goods......................       10,000            70,000
                                        ------------      ------------
Inventories, net......................    1,849,000         1,741,000
Other current assets..................      231,000           226,000
                                        ------------      ------------
     Total current assets.............   25,622,000        25,202,000

Fixed assets, net.....................    1,806,000         1,546,000
Other assets, net.....................    1,857,000         1,828,000
Deferred income taxes.................    1,220,000         1,410,000
                                        ------------      ------------
     Total assets.....................  $30,505,000       $29,986,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $ 2,474,000       $ 2,315,000

Deferred rent.........................      128,000           136,000

Shareholders' equity:
Common stock..........................      539,000           539,000
Capital in excess of par value........   29,562,000        29,555,000
Accumulated (deficit).................   (2,189,000)       (2,510,000)
Unrealized loss--investments..........       (9,000)          (49,000)
                                        ------------      ------------
     Total shareholders' equity.......   27,903,000        27,535,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $30,505,000       $29,986,000
                                        ============      ============

                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended
                                 January 31,
                           ------------------------
                              1998         1997
                           -----------  -----------
Net revenues.............  $4,004,000   $2,370,000
Cost of sales............   1,668,000    1,004,000
                           -----------  -----------
Gross profit.............   2,336,000    1,366,000

Expenses:
  Selling................   1,106,000      818,000
  General and
   administrative........     305,000      306,000
  Research and
   development...........     685,000      508,000
                           -----------  -----------
  Total expenses.........   2,096,000    1,632,000
                           -----------  -----------
Income (loss) from
 operations..............     240,000     (266,000)

Interest income..........     275,000      274,000
Other income.............       2,000        --
                           -----------  -----------
Net income before taxes..     517,000        8,000
Income tax (expense).....    (196,000)      (3,000)
                           -----------  -----------
Net income...............  $  321,000   $    5,000
                           ===========  ===========
Per share data:
Common shares outstanding   5,388,000    5,361,000
Common and common
  equivalent shares
  outstanding............   5,557,000    5,478,000

Basic earnings per share.  $     0.06   $     0.00
                           ===========  ===========
Diluted earnings per share $     0.06   $     0.00
                           ===========  ===========


                                PPT VISION, INC.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months      Three Months
                                                 Ended             Ended
                                            January 31, 1998  January 31, 1997
                                            ----------------  ----------------
Net income......................................  $  321,000       $     5,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization..................     150,000            93,000
 Deferred rent..................................      (9,000)           (5,000)
 Deferred income tax benefit....................     190,000           (29,000)
 Accrued interest income........................    (143,000)         (148,000)
 Realized gain on sale of investments...........      (2,000)            --
Change in assets and liabilities
 Accounts receivable............................    (807,000)        1,086,000
 Inventories....................................    (108,000)         (339,000)
 Other assets...................................      (5,000)           10,000
 Restricted cash................................       --               42,000
 Accounts payable and accrued expenses..........     159,000          (93,000)
                                                  ----------        ----------
  Total adjustments.............................    (575,000)          617,000
                                                  ----------        ----------
  Net cash provided by (used in)
   operating activities.........................    (254,000)          622,000

Cash flows from investing activities:
 Purchase of fixed assets.......................    (403,000)         (245,000)
 Purchase of investments........................  (5,744,000)       (5,131,000)
 Sales and maturities of investments............   4,587,000         2,025,000
 Net investment in other long-term assets.......     (36,000)           (7,000)
                                                  ----------        ----------
  Net cash provided by (used in)
   investing activities.........................  (1,596,000)      (3,358,000)

Cash flows from financing activities
 Proceeds from issuance of common stock.........       8,000             6,000
                                                  ----------        ----------
  Net cash provided by financing activities.....       8,000             6,000
                                                  ----------        ----------

Net increase (decrease) in cash and
 cash equivalents...............................  (1,842,000)       (2,730,000)

Cash and cash equivalents at beginning of year..   4,027,000         4,179,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 2,185,000       $ 1,449,000
                                                  ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax....................................  $    6,000        $   32,000
  Interest......................................       --                --


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JANUARY 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Balance Sheet at October 31, 1997 has been derived from the Company's audited financial statements for the fiscal year ended October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

NOTE B - EARNINGS PER SHARE

In the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
  Net Revenues: Net revenues increased 69% to $4,004,000 for the three-month period ended January 31, 1998, compared to net revenues of $2,370,000 for the same period in fiscal 1997. Sales of the Company's machine vision systems increased to 149 for the first quarter of fiscal 1998 versus 86 for the same period in fiscal 1997. Gross revenues for the first quarter of fiscal 1998 increased 33% in North America and 198% outside North America. Sales to customers outside North America represented 39% of gross revenues in the first quarter of fiscal 1998, compared to 22% for the same period in fiscal 1997. The increase in net revenues during the first quarter of fiscal 1998 was primarily the result of broad-based sales growth, with particular strength shown among customers in the electronics segment, especially in international markets.

  Gross Profit: Gross profit increased 71% to $2,336,000 for the three-month period ended January 31, 1998, compared to $1,366,000 for the same period in fiscal 1997. As a percentage of net revenues, the gross profit for the first quarter of fiscal 1998 remained relatively flat at 58% compared to the same period in fiscal 1997. The increase in gross profit is primarily due to the increase in sales. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in fiscal 1998 due to shifts in geographic and product mix as well as normal start-up costs associated with expected new product introductions.

  Selling Expenses: Selling expenses increased 35% to $1,106,000 for the three-month period ended January 31, 1998, compared to $818,000 for the same period in fiscal 1997. As a percentage of net revenues, selling expenses decreased to 28% for the first quarter of fiscal 1998, compared to 34% for the first quarter of fiscal 1997. The increase in expenditures is primarily the result of investments required to launch the Microelectronics Product Group ("MPG") as well as the opening of sales and support offices in Michigan and North Carolina. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's increased revenues. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may remain at current levels or increase slightly in the coming quarters as the Company launches new product initiatives and strengthens its sales and applications engineering organization. However, the Company believes that over that time, selling expenses will not increase substantially as a percentage of net revenues compared to the first quarter of fiscal 1998, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses remained relatively flat at $305,000 for the three-month period ended January 31, 1998, compared to $306,000 for the same period in fiscal 1997. As a percentage of net revenues, general and administrative expenses decreased to 8% for the first quarter of fiscal 1998, compared to 13% for the first quarter of fiscal 1997. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's increased revenues. The Company believes that during the remainder of fiscal 1998, general and administrative expenses will not increase substantially as a percentage of net revenues compared to the first quarter of fiscal 1998, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 35% to $685,000 for the three-month period ended January 31, 1998, compared to $508,000 for the same period in fiscal 1997. As a percentage of net revenues, research and development expenses decreased to 17% for the first quarter of fiscal 1998, compared to 21% for the first quarter of fiscal 1997. The increase in expenditures is mainly due to new product development programs and increased permanent staffing and contract personnel to support these efforts. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's increased revenues. While research and development expenses may remain at current levels or increase slightly as the Company continues to invest in next generation software and hardware development, the Company expects that during the remainder of fiscal 1998, such expenses will not increase substantially as a percentage of net revenues compared to the first quarter of fiscal 1998, depending on the level of sales growth.

  Interest income remained relatively flat at $275,000 for the three-month period ended January 31, 1998, compared to $274,000 for the same period in fiscal 1997.

  Income Tax Expense: Income tax expense of $196,000 was recorded for the three-month period ended January 31, 1998, compared to $3,000 for the same period in fiscal 1997. The increase in income tax expense is a result of the Company's increased earnings.

Liquidity and Capital Resources
-------------------------------
  Working capital increased to $23,148,000 on January 31, 1998 from $22,887,000 on October 31, 1997. The Company financed its operations in the first quarter of fiscal 1998 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the three-month period ended January 31, 1998 was $254,000. Accounts receivable increased $807,000 in the first quarter of fiscal 1998 primarily due to a high percentage of shipments occurringoccuring in the latter part of the quarter. Inventories increased $108,000 during the first quarter of fiscal 1998 primarily due to raw material purchases to support new product introductions as well as a higher level of sales.

  The Company used $1,596,000 of cash for investing activities, primarily for the purchase of fixed assets and investments. The Company used $403,000 of cash for the purchase of fixed assets, mainly consisting of computer, laboratory, and manufacturing equipment. The proceeds from sales and maturities of investments provided $4,587,000 of cash flow, while $5,744,000 of cash was used for the purchase of investments. Investments consist of short-term investment grade securities. In addition, the Company generated $8,000 in cash flow from its financing activities as a result of issuances of its Common Stock upon exercise of stock options.

  Current assets increased to $25,622,000 at January 31, 1998 from $25,202,000 at October 31, 1997 primarily due to the previously noted increases in accounts receivable. Investments increased to $16,857,000 at January 31, 1998 from $15,515,000 at October 31, 1997. Cash and cash equivalents decreased to $2,185,000 at January 31, 1998 from $4,027,000 at October 31, 1997.

  The Company's current liabilities increased to $2,474,000 at January 31, 1998 from $2,315,000 at October 31, 1997. This was mainly due to an increase in trade accounts payables associated with a higher level of sales.

  The Company expects that its capital expenditures in fiscal 1998 will increase from the $1.1 million in fiscal 1997, primarily for computer, laboratory and manufacturing equipment. At January 31, 1998, the Company had commitments for approximately $200,000 for capital equipment. The Company is also obligated to pay an additional $1 million under the terms of the Medar, Inc. license agreement, subject to the achievement by Medar of certain development milestones.

  The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at January 31, 1998 will be adequate for its working capital and capital resource needs, including payments due under the Medar, Inc. license agreement during fiscal 1998.

FORWARD LOOKING STATEMENT
-------------------------
  Certain of the statements contained in this Form 10-Q that relate to expectations regarding future sales and profitability contain forward-looking statements regarding future performance of the Company. The Company's actual results could differ materially from the estimates made in the forward-looking statements as a result of a number of factors, including (i) risks and uncertainty in the market for machine vision, (ii) cyclicality of capital spending by customers, (iii) quarterly fluctuations in operating results by the Company due to the long selling cycle for machine vision products, (iv) dependence on principal customers, including the Company's international distributors, (v) competition in the Company's principal markets and (vi) the Company's ability to continue to enhance its current products and develop new products that keep pace with technological developments and evolving industry standards. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statement, which speak only as of the date made. A more detailed presentation of certain factors is included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------
          None

Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          None

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

          (b)   Reports on Form 8-K

             None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PPT VISION, INC.

Date: March 12, 1998

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Principal Accounting Officer)
                                        Chief Financial Officer