Form 10-Q
period 1998-04-30
PPT VISION INC
filed 1998-06-12
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 1998
                         Commission File Number 0-11518



                                PPT VISION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                     41-1413345
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)



             10321 West 70th Street, Eden Prairie, Minnesota  55344
             ------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (612) 996-9500
               --------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last 90 days.               Yes  X  No

Shares of $.10 par value common stock outstanding at June 8, 1998: 5,430,035
                                                  Total pages this report:  14

                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets as of April 30, 1998 and..................   3
           October 31, 1997

           Income Statements for the three-month and................   4
           six-month periods ended April 30, 1998 and April 30, 1997

           Statement of Cash Flows for the six-month periods........   5
           ended April 30, 1998 and April 30, 1997

           Notes to Financial Statements--April 30, 1998............   6

Item 2.    Management's Discussion and Analysis of..................   7
           Financial Condition and Results of Operations

Part II.   Other Information........................................  11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  13
           ----------

PART I.   FINANCIAL INFORMATION

Item 1:   UNAUDITED FINANCIAL STATEMENTS

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                       April 30, 1998   October 31, 1997
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 1,029,000       $ 4,027,000
Investments...........................   16,862,000        15,515,000
Accounts receivable, net..............    3,721,000         3,693,000
Inventories:
  Manufactured and purchased parts....    1,573,000         1,223,000
  Work-in-process.....................      654,000           448,000
  Finished goods......................        4,000            70,000
                                        ------------      ------------
Inventories, net......................    2,231,000         1,741,000
Other current assets..................      230,000           226,000
                                        ------------      ------------
     Total current assets.............   24,073,000        25,202,000

Fixed assets, net.....................    1,966,000         1,546,000
Other assets, net.....................    2,392,000         1,828,000
Deferred income taxes.................    1,331,000         1,410,000
                                        ------------      ------------
     Total assets.....................  $29,762,000       $29,986,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $ 1,734,000       $ 2,315,000

Deferred rent.........................      119,000           136,000

Shareholders' equity:
Common stock..........................      543,000           539,000
Capital in excess of par value........   29,680,000        29,555,000
Accumulated (deficit).................   (2,269,000)       (2,510,000)
Unrealized loss--investments..........      (45,000)          (49,000)
                                        ------------      ------------
     Total shareholders' equity.......   27,909,000        27,535,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $29,762,000       $29,986,000
                                        ============      ============

                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended          Six Months Ended
                                  April 30,                  April 30,
                           ------------------------  --------------------------
                              1998         1997           1998         1997
                           -----------  -----------  ------------  ------------
Net revenues.............  $3,177,000   $2,670,000   $ 7,182,000   $ 5,041,000
Cost of sales............   1,266,000      993,000     2,934,000     1,998,000
                           -----------  -----------  ------------  ------------
Gross profit.............   1,911,000    1,677,000     4,248,000     3,043,000

Expenses:
  Selling................   1,222,000      948,000     2,328,000     1,766,000
  General and
   administrative........     324,000      295,000       629,000       600,000
  Research and
   development...........     757,000      616,000     1,443,000     1,124,000
                           -----------  -----------  ------------  ------------
  Total expenses.........   2,303,000    1,859,000     4,400,000     3,490,000
                           -----------  -----------  ------------  ------------
Income (loss) from
 operations..............    (392,000)    (182,000)     (152,000)     (447,000)

Interest income..........     260,000      271,000       536,000       544,000
Other income.............       3,000        3,000         4,000         3,000
                           -----------  -----------  ------------  ------------
Net income (loss)
  before taxes...........    (129,000)      92,000       388,000       100,000
Income tax benefit
  (expense)..............      49,000      (35,000)     (147,000)      (38,000)
                           -----------  -----------  ------------  ------------
Net income (loss)........  $  (80,000)  $   57,000   $   241,000   $    62,000
                           ===========  ===========  ============  ============
Per share data:
Common shares outstanding   5,408,000    5,374,000     5,398,000     5,368,000
Common and common
  equivalent shares
  outstanding............   5,534,000    5,462,000     5,522,000     5,465,000
Basic earnings (loss)
  per share..............  $    (0.01)  $     0.01   $     0.04    $     0.01
                           ===========  ===========  ============  ============
Diluted earnings (loss)
  per share............... $    (0.01)  $     0.01   $     0.04    $     0.01
                           ===========  ===========  ============  ============


                                PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Six Months        Six Months
                                                    Ended             Ended
                                                April 30, 1998    April 30, 1997
                                               ----------------  ----------------
Net income......................................  $    241,000      $     62,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization..................       306,000           194,000
 Deferred rent..................................       (17,000)          (13,000)
 Deferred income tax benefit....................        79,000             6,000
 Accrued interest income........................      (204,000)         (187,000)
 Realized gain on sale of investments...........        (2,000)            --
Change in assets and liabilities
 Accounts receivable............................       (28,000)        1,135,000
 Inventories....................................      (490,000)         (317,000)
 Other assets...................................        (4,000)           24,000
 Restricted cash................................         --               80,000
 Accounts payable and accrued expenses..........      (581,000)         (333,000)
                                                  ------------      ------------
  Total adjustments.............................      (941,000)          589,000
                                                  ------------      ------------
  Net cash provided by (used in)
   operating activities.........................      (700,000)          651,000

Cash flows from investing activities:
 Purchase of fixed assets.......................      (715,000)         (492,000)
 Purchase of investments........................   (12,519,000)       (7,128,000)
 Sales and maturities of investments............    11,383,000         9,237,000
 Net investment in other long-term assets.......      (576,000)            --
                                                  ------------      ------------
  Net cash provided by (used in)
   investing activities.........................    (2,427,000)        1,617,000

Cash flows from financing activities
 Proceeds from issuance of common stock.........       129,000            68,000
                                                  ------------      ------------
  Net cash provided by financing activities.....       129,000            68,000
                                                  ------------      ------------

Net increase (decrease) in cash and
 cash equivalents...............................    (2,998,000)        2,336,000

Cash and cash equivalents at beginning of year..     4,027,000         4,179,000
                                                  ------------      ------------
Cash and cash equivalents at end of period......  $  1,029,000      $  6,515,000
                                                  ============      ============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax....................................  $     68,000      $     35,000
  Interest......................................         --                --


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

APRIL 30, 1998

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
  Net Revenues: Net revenues increased 19% to $3,177,000 for the three-month period ended April 30, 1998, compared to net revenues of $2,670,000 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, net revenues increased 42% to $7,182,000 compared to net revenues of $5,041,000 for the same period in fiscal 1997. Sales of the Company's machine vision systems increased to 126 for the second quarter of fiscal 1998 versus 109 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, unit sales increased to 275 compared to 195 for the same period in fiscal 1997.
Gross revenues for the first half of fiscal 1998 increased 17% in North America and 125% outside North America. Sales to customers outside North America represented 36% of gross revenues for the first half of fiscal 1998, compared to 23% for the same period in fiscal 1997. The increase in net revenues during the second quarter of fiscal 1998 was primarily the result of strong international markets.

  Gross Profit: Gross profit increased 14% to $1,911,000 for the three-month period ended April 30, 1998, compared to $1,677,000 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, gross profit increased 40% to $4,248,000, compared to $3,043,000 for the same period in fiscal 1997. As a percentage of net revenues, the gross profit for the second quarter of fiscal 1998 decreased to 60% compared to the same period in fiscal 1997. For the six-month period ended April 30, 1998, the gross profit as a percentage of net revenues decreased to 59%, compared to 60% for the same period in fiscal 1997. The increase in gross profit is primarily due to the increase in sales. The decrease in the gross profit as a percentage of net revenues is primarily related to shifts in geographic- and model-mix as well as the occurrence of an unusually high gross profit as a percentage of net revenues in the second quarter of fiscal 1997. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in fiscal 1998 due to shifts in geographic and product mix as well as normal start-up costs associated with expected new product introductions.

  Selling Expenses: Selling expenses increased 29% to $1,222,000 for the three-month period ended April 30, 1998, compared to $948,000 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, selling expenses increased 32% to $2,328,000, compared to $1,766,000 for the same period in fiscal 1997. As a percentage of net revenues, selling expenses decreased to 38% for the second quarter of fiscal 1998, compared to 36% for the second quarter of fiscal 1997. For the six-month period ended April 30, 1998, selling expenses as a percentage of net revenues decreased to 32%, compared to 35% for the same period in fiscal 1997. The increase in expenditures is primarily the result of investments required to launch the Microelectronics Product Group ("MPG") as well as the opening of sales and support offices in Michigan and North Carolina.

The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's increased revenues. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may remain at current levels or increase slightly in the coming quarters as the Company launches new product initiatives and strengthens its sales and applications engineering organization. However, the Company believes that over that time, selling expenses may decrease somewhat as a percentage of net revenues compared to the second quarter of fiscal 1998, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses increased 10% to $324,000 for the three-month period ended April 30, 1998, compared to $295,000 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, general and administrative expenses increased 5% to $629,000, compared to $600,000 for the same period in fiscal 1997. As a percentage of net revenues, general and administrative expenses decreased to 10% for the second quarter of fiscal 1998, compared to 11% for the second quarter of fiscal 1997. For the six-month period ended April 30, 1998, general and administrative expenses as a percentage of net revenues decreased to 9%, compared to 12% for the same period in fiscal 1997. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's increased revenues. The Company believes that during the remainder of fiscal 1998, general and administrative expenses will not increase substantially as a percentage of net revenues compared to the first half of fiscal 1998, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 23% to $757,000 for the three-month period ended April 30, 1998, compared to $616,000 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, research and development expenses increased 28% to $1,443,000, compared to $1,124,000 for the same period in fiscal 1997. As a percentage of net revenues, research and development expenses increased slightly to 24% for the second quarter of fiscal 1998, compared to 23% for the second quarter of fiscal 1997. For the six-month period ended April 30, 1998, research and development expenses as a percentage of net revenues decreased to 20%, compared to 22% for the same period in fiscal 1997. The increase in expenditures is mainly due to permanent staffing and contract personnel required to support the Company's new product development programs and to build the MPG business and commercialize the Company's 3D scanning technology ("SMI 3D"). The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's increased revenues. While research and development expenses may remain at current levels or increase slightly as the Company continues to invest in next generation software and hardware development, the Company expects that during the remainder of fiscal 1998, such expenses will not increase substantially as a percentage of net revenues compared to the first half of fiscal 1998, depending on the level of sales growth.

  Interest income remained decreased 4% to $260,000 for the three-month period ended April 30, 1998, compared to $271,000 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, interest income decreased 1% to

$536,000, compared to $544,000 for the same period in fiscal 1997. The decrease in interest income is primarily related to a reduction in the balances in cash and cash equivalents and investments.

  Income Tax Benefit (Expense): Income tax benefit of $49,000 was recorded for the three-month period ended April 30, 1998, compared to income tax expense of $35,000 for the same period in fiscal 1997. For the six-month period ended April 30, 1998, income tax expense increased to $147,000, compared to $38,000 for the same period in fiscal 1997. The increase in income tax expense is a result of the Company's increased earnings.

Liquidity and Capital Resources
-------------------------------
  Working capital decreased to $22,339,000 on April 30, 1998 from $22,887,000 on October 31, 1997. The Company financed its operations in the first six months of fiscal 1998 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the six-month period ended April 30, 1998 was $700,000. Inventories increased $490,000 during the first half of fiscal 1998 primarily due to investments required to support new product programs.

  The Company used $2,427,000 of cash for investing activities, primarily for the purchase of fixed assets, investments and other long-term assets. The Company used $715,000 of cash for the purchase of fixed assets, mainly consisting of computer, laboratory, and manufacturing equipment. The proceeds from sales and maturities of investments provided $11,383,000 of cash flow, while $12,519,000 of cash was used for the purchase of investments. Investments consist of short-term investment grade securities. The Company used $576,000 of cash for the purchase of other long-term assets, primarily related to a payment made to Medar, Inc. under a patent license agreement. In addition, the Company generated $129,000 in cash flow from its financing activities as a result of issuances of its Common Stock upon exercise of stock options.

  Current assets decreased to $24,073,000 at April 30, 1998 from $25,202,000 at October 31, 1997. Investments increased to $16,862,000 at April 30, 1998 from $15,515,000 at October 31, 1997. Cash and cash equivalents decreased to $1,029,000 at April 30, 1998 from $4,027,000 at October 31, 1997.

  The Company's current liabilities decreased to $1,734,000 at April 30, 1998 from $2,315,000 at October 31, 1997. This decrease in current liabilities was primarily due to a reduction in other short-term payables as a result of the payment made to Medar, Inc.

  The Company expects that its capital expenditures in fiscal 1998 will increase from the $1.1 million in fiscal 1997, primarily for computer, laboratory and manufacturing equipment. At May 28, 1998, the Company had commitments for approximately $325,000 for capital equipment. The Company is also obligated to pay an additional $500,000 under the terms of the Medar, Inc. license agreement, subject to the achievement by Medar of certain development milestones.

  The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at April 30, 1998 will be adequate for its working capital and capital resource needs, including payments due under the Medar, Inc. license agreement during fiscal 1998.


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

PART II.  OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS
          -----------------
          None

Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          None

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          On March 12, 1998, the Company held its Annual Meeting of Shareholders. At the meeting the following action was taken:

          (a) The following persons were re-elected to the Company's Board of Directors receiving the votes set forth opposite their names:

                                         For       Withheld
                                      ----------   --------
               Joseph C. Christenson..  4,209,536    15,707
               Larry G. Paulson.......  4,210,286    14,957
               Bruce C. Huber.........  4,210,086    15,157
               Peter R. Peterson......  4,209,829    15,414
               David Malmberg.........  4,210,086    15,157

Item 5:   OTHER INFORMATION
          -----------------
          On May 6, 1998, PPT Vision, Inc. announced that it had acquired from Medar, Inc., a Michigan corporation, ownership of patented scanning moire interferometry three-dimensional ("3D") scanning technology. Under the terms of this agreement, PPT Vision, Inc. paid Medar a fee of $1.5 million. In addition, PPT Vision, Inc. granted Medar a non-exclusive license to use this technology for certain selected markets for a royalty based on sales. PPT Vision, Inc. has chosen the trademark of SMI 3D for the scanning moire interferometry technology. In September of 1997, PPT Vision, Inc. had acquired an exclusive license to use the technology for applications in the electronics and semiconductor industries.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page
                                                                         ----
             1. Exhibit 27 - Financial Data Schedule....................  14

          (b)   Reports on Form 8-K

             None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PPT VISION, INC.

Date: June 12, 1998

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Principal Accounting Officer)
                                        Chief Financial Officer