Form 10-Q
period 1998-07-31
PPT VISION INC
filed 1998-09-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended July 31, 1998
                         Commission File Number 0-11518



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

Shares of $.10 par value common stock outstanding at September 8, 1998:
5,456,209
                                                  Total pages this report:  14

                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets as of July 31, 1998 and...................   3
           October 31, 1997

           Income Statements for the three-month and................   4
           nine-month periods ended July 31, 1998 and July 31, 1997

           Statement of Cash Flows for the nine-month periods.......   5
           ended July 31, 1998 and July 31, 1997

           Notes to Financial Statements--July 31, 1998.............   6

Item 2.    Management's Discussion and Analysis of..................   7
           Financial Condition and Results of Operations

Part II.   Other Information........................................  11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  13
           ----------

PART I.   FINANCIAL INFORMATION

Item 1:   UNAUDITED FINANCIAL STATEMENTS

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                       July 31, 1998    October 31, 1997
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 2,290,000       $ 4,027,000
Short-term investments................   13,936,000        15,515,000
Accounts receivable, net..............    3,535,000         3,693,000
Inventories:
  Manufactured and purchased parts....    1,649,000         1,223,000
  Work-in-process.....................      584,000           448,000
  Finished goods......................       14,000            70,000
                                        ------------      ------------
Inventories, net......................    2,247,000         1,741,000
Other current assets..................      168,000           226,000
                                        ------------      ------------
     Total current assets.............   22,176,000        25,202,000

Fixed assets, net.....................    1,938,000         1,546,000
Other assets, net.....................    3,971,000         1,828,000
Deferred income taxes.................    1,394,000         1,410,000
                                        ------------      ------------
     Total assets.....................  $29,479,000       $29,986,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $ 1,401,000       $ 2,315,000

Deferred rent.........................      110,000           136,000

Shareholders' equity:
Common stock..........................      546,000           539,000
Capital in excess of par value........   29,831,000        29,555,000
Accumulated (deficit).................   (2,369,000)       (2,510,000)
Unrealized loss--investments..........      (40,000)          (49,000)
                                        ------------      ------------
     Total shareholders' equity.......   27,968,000        27,535,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $29,479,000       $29,986,000
                                        ============      ============

                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended         Nine Months Ended
                                   July 31,                   July 31,
                           ------------------------  --------------------------
                              1998         1997           1998         1997
                           -----------  -----------  ------------  ------------
Net revenues.............  $3,185,000   $3,305,000   $10,367,000   $ 8,345,000
Cost of sales............   1,349,000    1,350,000     4,283,000     3,347,000
                           -----------  -----------  ------------  ------------
Gross profit.............   1,836,000    1,955,000     6,084,000     4,998,000

Expenses:
  Selling................   1,209,000      895,000     3,537,000     2,661,000
  General and
   administrative........     318,000      316,000       947,000       916,000
  Research and
   development...........     704,000      580,000     2,147,000     1,704,000
                           -----------  -----------  ------------  ------------
  Total expenses.........   2,231,000    1,791,000     6,631,000     5,281,000
                           -----------  -----------  ------------  ------------
Income (loss) from
 operations..............    (395,000)     164,000      (547,000)     (283,000)

Interest income..........     231,000      287,000       766,000       830,000
Other income.............       4,000        9,000         9,000        13,000
                           -----------  -----------  ------------  ------------
Net income (loss)
  before taxes...........    (160,000)     460,000       228,000       560,000
Income tax benefit
  (expense)..............      61,000     (175,000)      (86,000)     (213,000)
                           -----------  -----------  ------------  ------------
Net income (loss)........  $  (99,000)  $  285,000   $   142,000   $   347,000
                           ===========  ===========  ============  ============
Per share data:
Common shares outstanding   5,448,000    5,382,000     5,415,000     5,372,000
Common and common
  equivalent shares
  outstanding............   5,586,000    5,509,000     5,544,000     5,482,000
Basic earnings (loss)
  per share..............  $    (0.02)  $     0.05   $     0.03    $     0.06
                           ===========  ===========  ============  ============
Diluted earnings (loss)
  per share............... $    (0.02)  $     0.05   $     0.03    $     0.06
                           ===========  ===========  ============  ============

                                PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine Months Ended July 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
Net income.......................................... $    142,000  $    347,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization......................      468,000       303,000
 Deferred rent......................................      (26,000)      (21,000)
 Deferred income tax benefit........................       16,000       181,000
 Accrued interest income............................     (148,000)     (285,000)
 Realized gain on sale of investments...............       (2,000)        --
Change in assets and liabilities
 Accounts receivable................................      159,000     1,413,000
 Inventories........................................     (506,000)     (404,000)
 Other assets.......................................       57,000        29,000
 Restricted cash....................................        --          117,000
 Accounts payable and accrued expenses..............     (914,000)     (202,000)
                                                     ------------  ------------
  Total adjustments.................................     (896,000)    1,131,000
                                                     ------------  ------------
  Net cash provided by (used in) operating activities    (754,000)    1,478,000

Cash flows from investing activities:
 Purchase of fixed assets...........................     (842,000)     (753,000)
 Purchase of investments............................  (16,526,000)  (16,407,000)
 Sales and maturities of investments................   18,267,000    15,214,000
 Net investment in other long-term assets...........   (2,165,000)        --
                                                     ------------  ------------
  Net cash provided by (used in) investing activities  (1,266,000)   (1,946,000)

Cash flows from financing activities
 Proceeds from issuance of common stock.............      283,000       113,000
                                                     ------------  ------------
  Net cash provided by financing activities.........      283,000       113,000
                                                     ------------  ------------

Net increase (decrease) in cash and cash equivalents   (1,737,000)     (355,000)

Cash and cash equivalents at beginning of year......    4,027,000     4,179,000
                                                     ------------  ------------
Cash and cash equivalents at end of period.......... $  2,290,000  $  3,824,000
                                                     ============  ============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax........................................ $     70,000  $     35,000
  Interest..........................................        --            --

                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JULY 31, 1998

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
  Net Revenues: Net revenues decreased 4% to $3,185,000 for the three-month period ended July 31, 1998, compared to net revenues of $3,305,000 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, net revenues increased 24% to $10,367,000 compared to net revenues of $8,345,000 for the same period in fiscal 1997. Unit sales of the Company's machine vision systems decreased to 115 for the third quarter of fiscal 1998 versus 137 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, unit sales increased to 390 compared to 332 for the same period in fiscal 1997.
Gross revenues for the first nine months of fiscal 1998 increased 1% in North America and 103% outside North America. Sales to customers outside North America represented 37% of gross revenues for the first nine months of fiscal 1998, compared to 23% for the same period in fiscal 1997. The decrease in net revenues during the third quarter of fiscal 1998 was primarily the result of slower sales domestically, particularly in the electronics segment, which were partially offset by strong sales internationally.

  Gross Profit: Gross profit decreased 6% to $1,836,000 for the three-month period ended July 31, 1998, compared to $1,955,000 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, gross profit increased 22% to $6,084,000, compared to $4,998,000 for the same period in fiscal 1997. As a percentage of net revenues, the gross profit for the third quarter of fiscal 1998 decreased to 58%, compared to 59% for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, the gross profit as a percentage of net revenues decreased to 59%, compared to 60% for the same period in fiscal 1997. The increase in gross profit is primarily due to the increase in sales. The decrease in the gross profit as a percentage of net revenues is primarily related to an increase in international sales, which are primarily through distributors and therefore are generally at a lower margin. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in the remainder of fiscal 1998 due to shifts in geographic and product mix as well as normal start-up costs associated with expected new product introductions.

  Selling Expenses: Selling expenses increased 35% to $1,209,000 for the three-month period ended July 31, 1998, compared to $895,000 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, selling expenses increased 33% to $3,537,000, compared to $2,661,000 for the same period in fiscal 1997. As a percentage of net revenues, selling expenses increased to 38% for the third quarter of fiscal 1998, compared to 27% for the third quarter of fiscal 1997. For the nine-month period ended July 31, 1998, selling expenses as a percentage of net revenues increased to 34%, compared to 32% for the same period in fiscal 1997. The increase in expenditures is primarily the result of investments required to launch the Microelectronics Product Group ("MPG") as well as the opening of sales and support offices in Michigan and North Carolina.

Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may remain at current levels or increase slightly in the coming quarters. However, the Company believes that over that time, selling expenses may decrease somewhat as a percentage of net revenues compared to the third quarter of fiscal 1998, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses increased slightly to $318,000 for the three-month period ended July 31, 1998, compared to $316,000 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, general and administrative expenses increased 3% to $947,000, compared to $916,000 for the same period in fiscal 1997. As a percentage of net revenues, general and administrative expenses remained relatively constant at 10% for the third quarter of fiscal 1998, compared to the third quarter of fiscal 1997. For the nine-month period ended July 31, 1998, general and administrative expenses as a percentage of net revenues decreased to 9%, compared to 11% for the same period in fiscal 1997. The decrease as a percentage of net revenues is mainly related to operating leverage provided by the Company's increased revenues. The Company believes that during the remainder of fiscal 1998, general and administrative expenses will not increase substantially as a percentage of net revenues compared to the first nine months of fiscal 1998, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 21% to $704,000 for the three-month period ended July 31, 1998, compared to $580,000 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, research and development expenses increased 26% to $2,147,000, compared to $1,704,000 for the same period in fiscal 1997. As a percentage of net revenues, research and development expenses increased to 22% for the third quarter of fiscal 1998, compared to 18% for the third quarter of fiscal 1997. For the nine-month period ended July 31, 1998, research and development expenses as a percentage of net revenues increased slightly to 21%, compared to 20% for the same period in fiscal 1997. The increase in expenditures is mainly due to permanent staffing and contract personnel required to support the Company's new product development programs and to build the MPG business and commercialize the Company's 3D scanning technology ("SMI 3D"). While research and development expenses may remain at current levels or increase slightly as the Company continues to invest in next generation software and hardware development, the Company expects that during the remainder of fiscal 1998, such expenses will not increase substantially as a percentage of net revenues compared to the first nine months of fiscal 1998, depending on the level of sales growth.

  Interest income decreased 20% to $231,000 for the three-month period ended July 31, 1998, compared to $287,000 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, interest income decreased 8% to $766,000, compared to $830,000 for the same period in fiscal 1997. The decrease in interest income is primarily related to a reduction in the balances in cash and cash equivalents and short-term investments due to payments made to

Medar, Inc. under the terms of licensing and purchase agreements for the SMI 3D scanning technology and investment in inventories required to support new product programs.

  Income Tax Benefit (Expense): Income tax benefit of $61,000 was recorded for the three-month period ended July 31, 1998, compared to income tax expense of $175,000 for the same period in fiscal 1997. For the nine-month period ended July 31, 1998, income tax expense decreased to $86,000, compared to $213,000 for the same period in fiscal 1997. The decrease in income tax expense is a result of the Company's decreased earnings.

Liquidity and Capital Resources
-------------------------------
  Working capital decreased to $20,775,000 on July 31, 1998 from $22,887,000 on October 31, 1997. The Company financed its operations in the first nine months of fiscal 1998 through internally generated cash flow and existing cash and cash equivalents as well as cash provided by the exercise of stock options. Net cash used by operating activities during the nine-month period ended July 31, 1998 was $754,000. Inventories increased $506,000 during the first nine months of fiscal 1998 primarily due to investments required to support new product programs.

  The Company used $1,266,000 of cash for investing activities, primarily for the purchase of fixed assets and other long-term assets. The Company used $842,000 of cash for the purchase of fixed assets, mainly consisting of computer, laboratory, and manufacturing equipment. The proceeds from sales and maturities of investments provided $18,267,000 of cash flow, while $16,526,000 of cash was used for the purchase of investments. Investments consist of short-term investment grade securities. The Company used $2,165,000 of cash for the purchase of other long-term assets, primarily related to payments made to Medar, Inc. under the terms of licensing and purchase agreements for the SMI 3D scanning technology. In addition, the Company generated $283,000 in cash flow from its financing activities as a result of issuances of its Common Stock upon exercise of stock options.

  Current assets decreased to $22,176,000 at July 31, 1998 from $25,202,000 at October 31, 1997. Short-term investments increased to $13,936,000 at July 31, 1998 from $15,515,000 at October 31, 1997. Cash and cash equivalents decreased to $2,290,000 at July 31, 1998 from $4,027,000 at October 31, 1997.

  The Company's current liabilities decreased to $1,401,000 at July 31, 1998 from $2,315,000 at October 31, 1997. The decrease in current liabilities was primarily due to a reduction in other short-term payables as a result of the payment made to Medar, Inc. and a decrease in trade accounts payable.

  The Company expects that its capital expenditures in fiscal 1998 may increase from the $1.1 million in fiscal 1997, primarily for computer, laboratory and manufacturing equipment. At September 8, 1998, the Company had commitments for approximately $292,000 for capital equipment. The Company is also obligated to pay an additional $500,000 under the terms of the Medar, Inc. license agreement, subject to the achievement by Medar of certain development milestones.

  The Company believes that its cash flow from operations, existing cash and cash equivalents, and short-term investments at July 31, 1998 will be adequate for its working capital and capital resource needs, including payments due under the Medar, Inc. license agreement during fiscal 1998.


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

Date: September 14, 1998

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Principal Accounting Officer)
                                        Chief Financial Officer