Form 10-K
period 1998-10-31
PPT VISION INC
filed 1999-01-29
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of January 4, 1999, assuming as market value the closing sale price of $5.00 as reported by the Nasdaq System on that date, the aggregate market value of shares of Common Stock held by non-affiliates was approximately $21 million.

As of January 4, 1999, 5,396,359 shares of common stock, $.10 par value were outstanding.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 11, 1999 is incorporated by reference into Part III of this Form 10-K.

Page 2

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                Page
                                                                      ----

     Item 1.   Business..............................................   3
                  Important Factors Regarding
                     Forward-Looking Statements......................  14
                  Executive Officers of the Company..................  17
     Item 2.   Properties............................................  18
     Item 3.   Legal Proceedings.....................................  18
     Item 4.   Submission of Matters for a
                  Vote of Security Holders...........................  18

PART II

     Item 5.   Market for Registrant's Common
                  Equity and Related Stockholder Matters.............  19
     Item 6.   Selected Financial Data...............................  20
     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  22
     Item 7A.  Quantitative and Qualitative Disclosures About
                  Market Risk........................................  26
     Item 8.   Financial Statements and Supplementary Data...........  26
     Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................  26

PART III

     Item 10.  Directors and Executive Officers of the Registrant....  27
     Item 11.  Executive Compensation................................  27
     Item 12.  Security Ownership of Certain
                  Beneficial Owners and Management...................  27
     Item 13.  Certain Relationships and Related Transactions........  27

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K........................................  28

     Signatures......................................................  30

Page 3

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

  The Company's machine vision systems are used for a broad range of manufacturing applications, including electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection and gauging and measurement tasks. The Company's vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories, including automotive, electronic and semiconductor components, consumer goods, medical devices, pharmaceuticals and plastics. Major manufacturing end users of PPT Vision systems include AMP, Abbott Labs, Berg Electronics, Chrysler, the Delphi Electronic Division of General Motors, Imation, Johnson & Johnson, Kemet, Micron Technology, Molex, Philip Morris, Siemens, 3M and United Technologies.

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

BACKGROUND

  A machine vision system consists of computer software and hardware working together with cameras and lighting to perform image analysis and image processing for automated inspection, measurement and identification functions in the manufacturing process. Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. However, machine vision systems at that time were complex to program and maintain, difficult to install, limited in performance and not cost effective. Through advances in microprocessor and software technologies, these barriers have been removed, enabling machine vision to emerge as a powerful process control technology that allows manufacturers to improve quality and increase productivity.

  The machine vision market is large and highly fragmented. The Automated Imaging Association ("AIA") estimates that the North American market for machine vision systems in 1997 was approximately $1.2 billion, with worldwide levels estimated at approximately $4.0 billion. The AIA expects this market to grow at approximately 16% per year through the year 2002. According to the AIA, the majority of the estimated 200 companies in the North American machine vision market have less than $5 million in annual revenues. Demand for machine vision systems comes from end user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufacturers ("OEMs") who incorporate machine vision systems into their products, systems integrators and machine builders. The AIA estimates that a substantial majority of the North American market for machine vision systems consists of sales to end user manufacturers.

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

  Manufacturers are demanding expanded capabilities from machine vision systems, including faster processing capabilities and greater ease of use. Manufacturers are also demanding more comprehensive services from machine vision providers, including application engineering, technical support and training. Furthermore, manufacturers are seeking the ability to monitor trends, to better comprehend the manufacturing process and to identify problems. In addition, manufacturers are being challenged to maintain high production levels that require rapid set up times, flexibility and seamless networking with the host manufacturing control system to provide comprehensive diagnostic and process control feedback.

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

  PPT Vision has developed products that have specific advantages in terms of speed and ease-of-use. Many of the Company's machine vision systems are capable of operating speeds of over 12,000 parts per minute performing 100% on-line inspection. This speed can be critical to successfully employing machine vision in many applications. PPT Vision also pioneered the use of an icon-based visual programming system (i.e. VPM) operating in the Microsoft(R) Windows(TM) environment. Users are able to program the Company's systems by creating a flowchart of icons linked together rather than having to write a computer program in a programming language such as C or using a complex, pull-down menu-based system. This results in lower cost and time for implementation.

  The Company is pursuing what it believes is the most fully vertically integrated business model in the machine vision industry. PPT Vision develops its own image acquisition and processing hardware, image analysis software, application specific software tools and general purpose graphical user interface. The Company also provides lighting solutions and value-added application engineering services on a direct basis to manufacturers. These capabilities enable PPT Vision to provide its customers with (i) application specific software tools such as the Connector Tool used for inspection of fully assembled electronic connectors, (ii) complete application specific products such as the PPT8600 in-tray inspection system which provides high speed two-dimensional ("2D") inspection and three-dimensional ("3D") scanning of ball-grid array ("BGA") and leaded components, and (iii) complete custom solutions. This strategy enables PPT Vision to leverage its investment in core software and hardware architectures while providing improved service for the end user manufacturing customers. In addition, PPT Vision markets its vision systems to manufacturing system integrators and machine builders who address the end user market with unique expertise in specific vertical markets. Many system integrators and machine builders prefer to use the Company's complete vision systems, which enable them to reduce programming development time, save money and concentrate their expertise on material handling and integration issues. The Company believes that this business model gives it a decisive competitive advantage in providing cost effective, complete solutions to the end user machine vision market.

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

  Software Operating System and Tools. All PPT Vision systems run on proprietary software in a Microsoft(R) Windows(TM) environment using the Company's VPM user interface. VPM is an icon-based, graphical language that is extremely flexible and easy to use. It allows the Company's customers to create complete inspection solutions without the need for knowledge of computer programming languages. Instead of writing a computer program in a programming language such as C or using a complex, pull-down menu-based system, the vision system is set up by creating visual flowcharts. Clicking a trackball, the user graphically grabs icons (representing machine vision functions) out of system toolboxes and arranges them in the workspace on the system monitor. The icons are then connected with different colored lines to indicate execution and data flow throughout the inspection routine.

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

  Hardware Architecture. PPT Vision's machine vision processor includes the Company's proprietary high performance board set with a DSP (digital signal processor) and high speed pipeline architecture along with an integrated PC for inspection set-up and networking and fully integrated I/O capability. All PPT Vision systems are capable of capturing full framed video images at a rate of up to 3,600 images per minute, in both strobed and shuttered modes. Most competitors are limited to capturing full frame images at 1,800 images per minute, which is the industry standard. Much higher inspection rates are achieved through the use of the Company's exclusive partial scanning technology and split-screen imaging, which enables speeds of over 12,000 parts per minute.

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

MARKETS AND CUSTOMERS

  The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 1998, the Company had sold 2,564 machine vision systems to over 250 customers since inception.

  In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1998, sales to one customer, Simac Masic B.V., a European distributor for the Company, represented 16% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

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

  In September of 1997 the Company created a new corporate group, the Microelectronics Product Group ("MPG"), to develop and market high-speed inspection equipment for the electronics and semiconductor industries. The first product offering from the group is the PPT8600 3D and 2D in-tray inspection system for BGA and leaded components, including semiconductor packages and electronic connectors.

  The following table sets forth the percentage of the Company's net revenues (including sales delivered through international distributors) by geographic location during the past three years:

                                                    YEAR ENDED
                                                   OCTOBER 31,
                                                  --------------
                                                  1998 1997 1996
                                                  ---- ---- ----
      North America.............................. 62%   78%  73%
      Europe..................................... 18%   14%  14%
      Far East................................... 18%    8%  13%
      South America..............................  2%   --   --

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

  Research and development expenditures were $2.9 million, $2.3 million and $1.8 million in the fiscal years ended October 31, 1998, 1997, and 1996, respectively.

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

COMPETITION

  The machine vision industry is highly fragmented. Recent data provided by the AIA show that there were approximately 200 machine vision companies in North America in 1997, of which the majority had revenues of less than $5 million. Currently, no competitor holds a significant aggregate market share percentage, although some dominate individual niches within the overall machine vision industry. The Company believes that over the next several years, the industry will experience a continuing trend toward consolidation. However, given the application specific nature of the industry, the Company also believes that the machine vision industry will continue to have a relatively large number of competitors.

  The Company believes the major competitive factors in the industry are performance, quality, support and price. Although the Company believes that its products are unique, competitors offer technologies and systems that are capable of certain of the functions performed by the Company's products. The Company faces competition from a number of companies in the machine vision market, some of which have greater manufacturing and marketing capabilities and greater financial, technological and personnel resources. Certain competitors in this market include the RVSI Acuity CiMatrix division of Robotic Vision Systems, Inc. and Cognex Corporation.

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

PATENTS AND PROPRIETARY RIGHTS

  The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish its proprietary rights in its products. The Company has applied for foreign and domestic patents which are now pending with respect to several key technologies. The Company owns several issued and pending United States and international patents for various inventions used in machine-vision, automated inspection and illumination systems. The Company believes that the patents it owns may have been useful in protecting the Company's proprietary products and may be useful in protecting potential future products. The Company also believes its ability to efficiently develop and sell high performance, cost effective vision systems on a timely basis, whether patented or not, is crucial to the Company's future success. The Company requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

  A number of users of machine-vision technology have received notice of alleged patent infringement from, and/or have been sued by, the Lemelson Medical, Education and Research Foundation Limited Partnership ("Lemelson Foundation") alleging that their use of machine-vision technology in their production processes infringes certain patents issued to Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products in their production processes infringes any of Mr. Lemelson's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company believes that it has defenses to such indemnification claims. To date, the Company has received no actual claims for indemnification. The Company cannot predict the outcomes from the claims of alleged infringement made by the Lemelson Foundation or the effect of such outcomes on the operating results of the Company.

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

EMPLOYEES

  As of January 5, 1999, the Company had 98 employees, including 38 employees in research and development, 35 in sales and marketing, 19 in manufacturing and 6 in finance and administration. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

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

  Dependence Upon Principal Customers. In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1998, sales to one customer, Simac Masic B.V., a European distributor for the Company, represented 16% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

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

  Management of Growth. The Company's revenues have increased at an average annual rate of 18% over the past five years. The Company's future success will depend on the ability of its officers and key employees to manage growth successfully through maintenance of appropriate operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively, the Company's business, results of operations, financial condition and liquidity could be materially and adversely affected.

  Proprietary Technology. The Company relies heavily on its image acquisition and image processing hardware designs, along with proprietary software technology. Although the Company has been issued patents, or obtained licenses to patents, in the past on certain technology and has patents pending on new technologies, it currently relies most heavily on protecting its proprietary information as trade secrets. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may "reverse engineer" the Company's products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of the Company's products increases, the markets in which its products are sold expands and the functionality of those products grows and overlaps with products offered by competitors. As a result, the Company believes that it may become increasingly subject to infringement claims in the future. Although the Company is not aware that any of its products or proprietary rights infringe upon the valid rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

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

  International Revenue. In the years ended October 31, 1998, 1997 and 1996, sales of the Company's products to customers outside North America accounted for approximately 38%, 22% and 27%, respectively, of the Company's net revenues. The Company anticipates that international revenue will continue to account for a significant portion of its net revenues. The Company's operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render the Company's products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

  Utilization of Net Operating Loss. The utilization of the net operating loss carryforward is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. Management does not believe that a valuation allowance is currently considered necessary based on an analysis of likely future taxable income. If the establishment of a valuation allowance should be determined to be necessary in the future, there would be an adverse impact on the reported earnings of the Company.

  Year 2000. As noted below in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness, the Company believes it has addressed the Year 2000 issue.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are as follows:

NAME                            AGE  POSITION
-----                           ---  --------
Joseph C. Christenson..........  40  President, Director
Thomas R. Northenscold.........  40  Chief Financial Officer,
                                     Assistant Secretary
Larry G. Paulson...............  47  Vice President of Research and Development,
                                     Director
Arye Malek.....................  42  Vice President of Marketing

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

Item 2.  PROPERTIES
-------------------
  The Company leases approximately 28,400 square feet of office and manufacturing space in suburban Minneapolis pursuant to a seven-year lease beginning in March 1994. Rent payments for its facilities commenced at $7,093 per month during the first year of the lease and increase over the term of the lease to $16,551 during the final twelve months of the lease. In July of 1998 the Company entered into a new ten-year lease agreement for office and manufacturing space in a facility in suburban Minneapolis (see Exhibit 10.8). The Company is in negotiation to assign the lease on its current facility and anticipates executing such an assignment prior to the commencement of the new lease. The incremental costs of this assignment are not expected to be substantial. Under the terms of the new lease, the Company will take occupancy of approximately 59,000 square feet of space in March of 1999. At some time during months 42 to 60 of this lease, the Company will take occupancy of the remaining space in the building, which is approximately 21,000 square feet. Rent payments for the new facility will be $50,310 per month during the period in which the Company occupies the initial 59,000 square feet (no less than 41 months and no more than 59 months). During the remainder of the lease, rental payments for the entire facility will range between $69,227 and $72,604 per month. The Company also leases space for its regional sales and support offices in Massachusetts, Michigan and North Carolina.

Item 3. LEGAL PROCEEDINGS
-------------------------
  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
  None.


                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

                          PRICE RANGE OF COMMON STOCK

  The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "PPTV." The following table sets forth the high and low sales prices of the Company's Common Stock on the Nasdaq National Market as reported by Nasdaq.


                                                                    HIGH   LOW
                                                                   ------ -----
      FISCAL YEAR ENDED OCTOBER 31, 1997
        First Quarter............................................. $ 9.75 $6.50
        Second Quarter............................................   9.00  5.56
        Third Quarter.............................................   8.62  6.25
        Fourth Quarter............................................  10.38  7.62
      FISCAL YEAR ENDING OCTOBER 31, 1998
        First Quarter............................................. $ 9.12 $6.62
        Second Quarter............................................   9.88  6.88
        Third Quarter.............................................   9.50  6.38
        Fourth Quarter............................................   8.00  4.75

  The Company estimates that there were approximately 3,100 beneficial holders of the Company's Common Stock at January 5, 1999.

                                DIVIDEND POLICY

  The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                    YEAR ENDED OCTOBER 31,
                                 --------------------------------------------------------------
                                    1998         1997         1996         1995         1994
                                 -----------  -----------  -----------   ----------  ----------
INCOME STATEMENT DATA:
 Net revenues..................  $13,512,000  $12,055,000  $12,693,000   $9,750,000  $6,587,000
 Cost of sales.................    5,666,000    4,894,000    5,044,000    4,442,000   3,026,000
                                 -----------  -----------  -----------   ----------  ----------
  Gross profit.................    7,846,000    7,161,000    7,649,000    5,308,000   3,561,000
 Selling expenses..............    4,857,000    3,727,000    2,897,000    2,279,000   1,970,000
 General and administrative
  expenses.....................    1,294,000    1,177,000      976,000      851,000     711,000
 Research and development
  expenses.....................    2,879,000    2,339,000    1,827,000    1,299,000   1,133,000
                                 -----------  -----------  -----------  -----------  ----------
  Income (loss) from
   operations..................   (1,184,000)     (82,000)   1,949,000      879,000    (253,000)
 Other income
   (expense), net..............    1,009,000    1,147,000      453,000       61,000      40,000
                                 -----------  -----------  -----------  -----------  ----------
  Income (loss) before taxes...     (175,000)   1,065,000    2,402,000      940,000    (213,000)
 Income tax benefit (expense)..      278,000     (405,000)   1,309,000      407,000       --
                                 -----------  -----------  -----------  -----------  ----------
  Net income (loss)............  $   103,000  $   660,000  $ 3,711,000   $1,347,000  $ (213,000)
                                 ===========  ===========  ===========   ==========  ==========
 Diluted earnings (loss) per
  share........................  $    0.02    $    0.12    $    0.84     $   0.37    $  (0.06)
                                 ===========  ===========  ===========   ==========  ==========
 Common and common equivalent
  shares outstanding...........    5,511,000    5,495,000    4,410,000    3,650,000   3,455,000
                                 ===========  ===========  ===========   ==========  ==========

                                                            OCTOBER 31,
                                    ------------------------------------------------------------
                                       1998         1997         1996         1995        1994
                                    -----------  -----------  -----------  ----------  ----------
BALANCE SHEET DATA:
 Working capital................... $20,495,000  $22,887,000  $24,083,000  $4,131,000  $3,253,000
 Total assets......................  29,575,000   29,986,000   28,056,000   6,098,000   4,449,000
 Shareholders' equity..............  27,871,000   27,535,000   26,809,000   5,145,000   3,719,000


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 1998 to Year Ended October 31, 1997
------------------------------------------------------------------------
  Net Revenues: Net revenues increased 12% to $13,512,000 in fiscal 1998, compared to net revenues of $12,055,000 in fiscal 1997. Unit sales of the Company's machine vision systems increased to 510 in fiscal 1998 versus 482 in fiscal 1997. Net revenues increased primarily due to strong sales outside of North America. Gross revenues in fiscal 1998 decreased 11% in North America and increased 95% outside North America. The decline in revenues in North America was primarily due to lower sales in the electronics segment. The increase in revenues outside North America is primarily due to strength in the Asia/Pacific region. Sales to customers outside North America represented 38% of gross revenues in fiscal 1998, compared to 22% in fiscal 1997.

  Gross Profit: Gross profit increased 10 percent to $7,846,000 in fiscal 1998, compared to $7,161,000 in fiscal 1997. Gross profit as a percentage of net revenues for fiscal 1998 decreased to 58%, compared with 59% in fiscal 1997. The increase in gross profit in 1998 is primarily due to the increase in sales. The decrease in gross profit as a percentage of net sales is primarily related to the increase in international sales, which are primarily through distributors and therefore are generally at a lower gross margin. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate from quarter to quarter during fiscal 1999, but should remain at or near the levels achieved in fiscal 1998.

  Selling Expenses: Selling expenses increased 30% to $4,857,000 in fiscal 1998, compared to $3,727,000 in fiscal 1997. As a percentage of net revenues, fiscal 1998 selling expenses increased to 36%, compared with 31% in fiscal 1997. The increase in expenditures is primarily the result of investments required to launch the Microelectronics Product Group ("MPG") as well as the opening of sales and support offices in Michigan and North Carolina. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may increase somewhat in fiscal 1999 as the Company makes the necessary investments to support strategic initiatives. However, the Company believes that for the whole of fiscal 1999, selling expenses will not increase substantially as a percentage of net revenues compared to fiscal 1998, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses increased 10% to $1,294,000 in fiscal 1998, compared to $1,177,000 in fiscal 1997. As a percentage of net revenues, general and administrative expenses remained relatively constant at 10% for fiscal 1998, compared to fiscal 1997. The increase in expenditures is primarily attributable to increased expenses associated with operating the Company as it prepares for continued growth. The Company believes that during fiscal 1999, general and administrative expenses may increase somewhat as the Company makes the necessary investments to support strategic initiatives. However, the Company believes that during fiscal 1999, general and administrative expenses will not increase substantially as a percentage of net revenues compared to fiscal 1998, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 23% to $2,879,000 in fiscal 1998, compared to $2,339,000 in fiscal 1997.
Research and development expenses as a percentage of net revenues for fiscal 1998 increased to 21%, compared to 19% for fiscal 1997. The increase in expenditures is mainly due to resource commitments required to support new product development programs. The Company believes that during fiscal 1999, research and development expenses may increase as the Company commits the resources necessary to support strategic initiatives. However, the Company believes that during fiscal 1999, research and development expenses will not increase substantially as a percentage of net revenues compared to fiscal 1998, depending on the level of sales growth.

  Interest income decreased 11% to $998,000 in fiscal 1998, compared to $1,124,000 in fiscal 1997. The decrease in interest income is primarily due to the decline in balances of cash, cash equivalents and investments.

  Income Tax Benefit: In fiscal 1998, an income tax benefit of $278,000 was recorded. This income tax benefit primarily resulted from the recording of $210,000 of tax credits which were mainly associated with research & development activities. Income tax expense was $405,000 in fiscal 1997.


Comparison of Year Ended October 31, 1997 to Year Ended October 31, 1996
------------------------------------------------------------------------
  Net Revenues: Net revenues decreased 5% to $12,055,000 in fiscal 1997, compared to net revenues of $12,693,000 in fiscal 1996, although unit sales of the Company's machine vision systems increased to 481 in fiscal 1997 versus 465 in fiscal 1996. Net revenues decreased primarily because of lower average selling prices per system due to changes in product mix. Net revenues in fiscal 1997 were also affected by slowdowns in deliveries to customers in the electronics segment, which mainly occurred during the first half of fiscal 1997. Much of this slowdown was experienced in markets outside of North America.
Gross revenues in fiscal 1997 increased 1% in North America and decreased 24% outside North America. Sales to customers outside North America represented 22% of gross revenues in fiscal 1997, compared to 27% in fiscal 1996.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital decreased to $20,495,000 at October 31, 1998 from $22,887,000 at October 31, 1997. The Company financed its operations in fiscal 1998 through internally generated cash flow and existing cash and cash equivalents. Net cash provided from operating activities in fiscal 1998 was $865,000. Accounts receivable decreased $852,000 due to improvement in collections as well as a decrease in sales in the fourth quarter of fiscal 1998 compared to the same period in fiscal 1997. Inventories increased $266,000 in fiscal 1998 primarily due to raw material purchases to support new products.

  In September of 1997 the Company entered into a license agreement with Medar, Inc. ("Medar") under which it acquired the exclusive worldwide rights to use of Medar's patented 3D scanning technology (United States Patent No. 5,646,733) for applications in the electronics and semiconductor industries ("1997 Medar Agreement"). Under the terms of the agreement, the Company agreed to pay Medar an initial license fee of $1,500,000 based on the achievement of certain developmental milestones plus a royalty based on sales. The first $500,000 due under this license agreement was paid upon execution of the agreement. An additional $500,000 was paid to Medar under this license agreement during the second quarter of fiscal 1998.

  In May of 1998 the Company entered into an Agreement to Assign and License Patent with Medar ("1998 Medar Agreement") under which it acquired ownership of United States Patent No. 5,646,733 ("Scanning Phase Measurement Method and System for an Object at a Vision Station"). The 1998 Medar Agreement terminated the previous 1997 Medar Agreement. Under the terms of the 1998 Medar Agreement, the Company paid Medar a fee of $1,500,000 in May of 1998. The Company also agreed to pay Medar the final $500,000 fee based on the achievement of certain developmental milestones.

  The Company used $3,081,000 of cash for investing activities, primarily for the purchase of fixed assets and investment in other long-term assets. The Company used $1,344,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. The Company used $2,442,000 of cash for investment in other long-term assets, mainly consisting of a payments made to Medar under the terms of the previously mentioned agreements. Investments consist of short-term investment grade securities. In addition, the Company generated $175,000 in cash flow from its financing activities, primarily as a result of issuances of its Common Stock through the employee stock purchase plan and upon exercise of stock options. In September of 1998 the Board of Directors of PPT Vision, Inc. authorized the Company to repurchase up to 750,000 shares of its Common Stock. The Company used $92,000 of cash to repurchase 17,800 shares of its Common Stock in fiscal 1998.

  Current assets decreased to $22,097,000 at October 31, 1998 from $25,202,000 at October 31, 1997. Investments decreased to $15,009,000 at October 31, 1998 from $15,515,000 at October 31, 1997. Cash and cash equivalents decreased to $1,986,000 at October 31, 1998 from $4,027,000 at October 31, 1997. These decreases were primarily related to the payments made to Medar.

  The Company's current liabilities decreased to $1,602,000 at October 31, 1998 from $2,315,000 at October 31, 1997. The current liabilities at October 31, 1997 included a $1,000,000 short-term liability related to the 1997 Medar Agreement. During fiscal 1998, one payment of $500,000 was made against this short-term liability prior to the termination of the 1997 Medar Agreement. The remaining developmental milestone from the 1997 Medar Agreement was incorporated into the 1998 Medar Agreement along with the associated $500,000 fee, which remained as a short-term liability. During fiscal 1998, $200,000 was paid against this short-term liability, leaving a balance of $300,000 at October 31, 1998.

  The Company expects that its capital expenditures for fiscal 1999 may increase slightly from the $1.3 million in fiscal 1998, primarily for computer, lab and manufacturing equipment. At October 31, 1998, the Company had commitments for approximately $315,000 of capital equipment. The Company is also obligated to pay an additional $300,000 under the terms of the Agreement to Assign and License Patent with Medar, subject to the achievement by Medar of certain developmental milestones. The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at October 31, 1998 will be adequate for its working capital and capital resource needs during fiscal 1999.

YEAR 2000 READINESS
-------------------
  The Company has analyzed the potential impact of the year 2000 issue on both the Company's products and on critical business systems and development systems used in the Company's internal operations. In response to the year 2000 issue, the Company upgraded its current enterprise resource planning ("ERP") system to the most recent revision level, which is year 2000 compliant. The cost of this upgrade was included in the normal annual maintenance fee that the Company pays to the provider of the software. Regarding its own product offerings, the Company has tested the software and hardware included in its products and believes that all current products are year 2000 compliant. To date, the incremental costs to the Company associated with the year 2000 issue have been minimal. The Company believes that the costs of addressing any remaining year 2000 issues will not have a material adverse impact on the Company's financial position. Based on the Company's review of its own products and critical business systems and development systems, the Company has not felt it necessary to put in place formal contingency plans. However, the Company will take appropriate and timely action to resolve any significant year 2000 issues that become apparent.


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

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
  Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held in March 1999 (the "1999 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, and is incorporated herein by reference.

  Information concerning executive officers is set forth in the Section entitled "Executive Officers of the Company" in Part I of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------
  Information required under this item is contained in the sections entitled "Executive Compensation," "Employment Agreements" and "Stock Option Plan" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
  Information required under this item is contained in the section entitled "Shareholdings of Principal Shareholders, Directors and Officers" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  Information required under this item is contained in the section entitled "Certain Transactions" in the Company's 1999 Proxy Statement which is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Documents filed as Part of this Report

          (1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-K.
                                                                      Page
                                                                      ----
               Report of Independent Accountants.....................  32
               Income Statements for the three years ended
                    October 31, 1998, 1997 and 1996..................  33
               Balance Sheets as of October 31, 1998 and 1997........  34
               Statements of Cash Flows for the Years
                    ended October 31, 1998, 1997 and 1996............  35
               Statements of Shareholders' Equity for the Years
                    ended October 31, 1998, 1997 and 1996............  36
               Notes to Financial Statements.........................  37

          (2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS
               ENDED OCTOBER 31, 1998


               VIII.  Valuation and Qualifying Accounts..............  47

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed during the quarter ended October 31, 1998.

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

10.5....  Employment Agreement with Arye Malek dated as of
          May 1, 1990 (incorporated by reference from
          Exhibit 10.7 to May 15, 1996 Form S-2)

10.6*...  PPT Vision, Inc. 1988 Stock Option Plan, as amended
          (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.7*...  PPT Vision, Inc. 1997 Stock Option Plan
          (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.8....  Lease Agreement dated July 17, 1998 for facilities at......  48 the Prairie Crossroads Corporate Center,
          Eden Prairie, Minnesota

21......  The Company has no subsidiaries

23......  Consent of PricewaterhouseCoopers LLP......................  72

27......  Financial Data Schedule....................................  73


*Indicates compensatory plan

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PPT VISION, INC.

Date:  January 29, 1999                 By:/s/Joseph C. Christenson
                                           ----------------------------
                                               Joseph C. Christenson
                                           (Principal Executive Officer)

Date:  January 29, 1999                 By:/s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                          (Principal Accounting Officer)
                                             Chief Financial Officer

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

        Date                                   Signature and Title
        ----                                   -------------------

  January 29, 1999                         /s/Joseph C. Christenson
                                           ----------------------------
                                              Joseph C. Christenson
                                               President, Director
                                           (Principal Executive Officer)

  January 29, 1999                         /s/Thomas R. Northenscold
                                           ----------------------------
                                              Thomas R. Northenscold
                                          (Principal Accounting Officer)
                                              Chief Financial Officer

  January 29, 1999                         /s/Larry G. Paulson
                                           ----------------------------
                                           Larry G. Paulson
                                            Vice President of Research
                                            and Development, Director

  January 29, 1999                         /s/Bruce C. Huber
                                           ----------------------------
                                             Bruce C. Huber, Director

  January 29, 1999                         /s/David C. Malmberg
                                           ----------------------------
                                           David C. Malmberg, Director

  January 29, 1999                         /s/Peter R. Peterson
                                           ----------------------------
                                           Peter R. Peterson, Director






REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of PPT Vision, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of PPT Vision, Inc. at October 31, 1998 and 1997, and the results of its operations and cash flows for each of the three fiscal years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Minneapolis, MN
November 20, 1998


                                PPT VISION, INC.

                               INCOME STATEMENTS


                                               YEAR ENDED OCTOBER 31,
                                         -----------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------

Net revenues............................ $13,512,000  $12,055,000  $12,693,000
Cost of sales...........................   5,666,000    4,894,000    5,044,000
                                         -----------  -----------  -----------
    Gross profit........................   7,846,000    7,161,000    7,649,000
                                         -----------  -----------  -----------
Expenses:
  Selling...............................   4,857,000    3,727,000    2,897,000
  General and administrative............   1,294,000    1,177,000      976,000
  Research and development..............   2,879,000    2,339,000    1,827,000
                                         -----------  -----------  -----------
    Total expenses......................   9,030,000    7,243,000    5,700,000
                                         -----------  -----------  -----------
Income (loss) from operations...........  (1,184,000)     (82,000)   1,949,000
Interest income.........................     998,000    1,124,000      442,000
Other income............................      11,000       23,000       11,000
                                         -----------  -----------  -----------
Income (loss) before taxes..............    (175,000)   1,065,000    2,402,000
Income tax benefit (expense)............     278,000     (405,000)   1,309,000
                                         -----------  -----------  -----------
    Net income.......................... $   103,000      660,000  $ 3,711,000
                                         ===========  ===========  ===========

  Basic earnings per share.............. $    0.02    $    0.12    $    0.88
                                         ===========  ===========  ===========
  Diluted earnings per share............ $    0.02    $    0.12    $    0.84
                                         ===========  ===========  ===========

  Common shares outstanding.............   5,425,000    5,376,000    4,237,000
  Common and common equivalent
    shares outstanding..................   5,511,000    5,495,000    4,410,000
                                         ===========  ===========  ===========



    The accompanying notes are an integral part of the financial statements


                                PPT VISION, INC.
                                 BALANCE SHEETS

                                                           OCTOBER 31,
                                                    -------------------------
                                                       1998          1997
                                                    -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents........................ $ 1,986,000   $ 4,027,000
  Investments......................................  15,009,000    15,515,000
  Accounts receivable, net.........................   2,841,000     3,693,000
  Inventories......................................   2,007,000     1,741,000
  Other current assets.............................     254,000       226,000
                                                    -----------   -----------
    Total current assets...........................  22,097,000    25,202,000
Fixed assets, net..................................   2,254,000     1,546,000
Other assets, net..................................   3,536,000     1,828,000
Deferred income taxes..............................   1,688,000     1,410,000
                                                    -----------   -----------
    Total assets................................... $29,575,000   $29,986,000
                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable................................. $   943,000   $ 1,010,000
  Accrued compensation.............................      39,000        60,000
  Accrued expenses.................................     320,000       245,000
  Other short-term liabilities.....................     300,000     1,000,000
                                                    -----------   -----------
    Total current liabilities......................   1,602,000     2,315,000

Deferred rent......................................     102,000       136,000

Commitments and contingencies (Note 8)

Shareholders' equity
  Common Stock $.10 par value; authorized
   10,000,000 shares;
   issued and outstanding 5,440,583 and 5,387,355..     544,000      539,000
  Capital in excess of par value...................  29,725,000   29,555,000
  Accumulated (deficit)............................  (2,407,000)  (2,510,000)
  Unrealized gain (loss), investments..............       9,000      (49,000)
                                                    -----------   -----------
    Total shareholders' equity.....................  27,871,000   27,535,000
                                                    -----------   -----------
    Total liabilities and shareholders' equity..... $29,575,000   $29,986,000
                                                    ===========   ===========

    The accompanying notes are an integral part of the financial statements


                                PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED OCTOBER 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------ ------------ ------------

Net income...............................$    103,000 $    660,000 $  3,711,000
Adjustment to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..........     670,000      422,000      286,000
  Deferred rent..........................     (34,000)     (30,000)      (6,000)
  Deferred income tax benefit............    (278,000)     405,000   (1,408,000)
  Accrued interest income................    (137,000)    (322,000)    (149,000)
  Realized gain on sales of investments..      (4,000)      (2,000)      (4,000)
Change in assets and liabilities:
  Accounts receivable....................     852,000      758,000   (1,764,000)
  Inventories............................    (266,000)    (513,000)    (285,000)
  Other assets...........................     (28,000)     (55,000)    (104,000)
  Restricted cash........................       --         135,000       78,000
  Accounts payable.......................     (67,000)     256,000      190,000
  Accrued compensation...................     (21,000)      (2,000)       7,000
  Accrued expenses.......................      75,000      (20,000)     103,000
                                         ------------ ------------ ------------
    Total adjustments....................     762,000    1,032,000   (3,056,000)
                                         ------------ ------------ ------------
Net cash provided by operating activities     865,000    1,692,000      655,000
Cash flows from investing activities:
  Purchase of fixed assets...............  (1,344,000)  (1,095,000)    (662,000)
  Purchase of investments................ (23,148,000) (21,353,000) (17,007,000)
  Sales and maturities of investments....  23,853,000   21,248,000    2,025,000
  Net investment in other
    long-term assets.....................  (2,442,000)    (759,000)     (20,000)
                                         ------------ ------------ ------------
Net cash used by investing activities....  (3,081,000)  (1,959,000) (15,664,000)
Cash flows from financing activities:
  Proceeds from issuance of common stock.     267,000      115,000   17,953,000
  Repurchases of common stock............     (92,000)       --           --
                                         ------------ ------------ ------------
Net cash provided by financing activities     175,000      115,000   17,953,000
                                         ------------ ------------ ------------
Net (decrease) increase in cash and
  cash equivalents.......................  (2,041,000)    (152,000)   2,944,000
Cash and cash equivalents at beginning
  of year................................   4,027,000    4,179,000    1,235,000
                                         ------------ ------------ ------------
Cash and cash equivalents at end of year $  1,986,000 $  4,027,000 $  4,179,000
                                         ============ ============ ============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.............................$     70,000 $      3,000 $     89,000
  Interest...............................       --           --           1,000

    The accompanying notes are an integral part of the financial statements

                                PPT VISION, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        CAPITAL IN
                                     COMMON    COMMON    EXCESS OF  ACCUMULATED
                                     SHARES     STOCK    PAR VALUE   (DEFICIT)
                                    --------- --------- ----------- -----------
October 31, 1995................... 3,578,705 $358,000  $11,668,000 $(6,881,000)
  Stock issued through public
   offering (net of issue costs)... 1,600,000  160,000   17,459,000
  Stock issued through the
   exercise of stock options.......    94,526    9,000      123,000
  Stock issued through the
   employee stock purchase plan....    35,691    4,000       74,000
  Stock issued through the
   exercise of warrants............    49,500    5,000      119,000
  Net income.......................                                   3,711,000
                                    --------- --------- ----------- -----------
  October 31, 1996................. 5,358,422  536,000   29,443,000  (3,170,000)
  Stock issued through the
   exercise of stock options.......    23,705    2,000       77,000
  Stock issued through the
   employee stock purchase plan....     5,228    1,000       35,000
  Net income.......................                                     660,000
                                    --------- --------- ----------- -----------
  October 31, 1997................. 5,387,355  539,000   29,555,000  (2,510,000)
  Stock issued through the
   exercise of stock options.......    48,005    5,000      134,000
  Stock issued through the
   employee stock purchase plan....    25,648    2,000      147,000
  Stock swapped to exercise
   stock options...................    (2,625)   --         (21,000)
  Stock repurchased................   (17,800)  (2,000)     (90,000)
  Net income.......................                                     103,000
                                    --------- --------- ----------- -----------
  October 31, 1998................. 5,440,583 $544,000  $29,725,000 $(2,407,000)
                                    ========= ========= =========== ============

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

  Accounts receivable are shown net of allowance for doubtful accounts of $29,424 at October 31, 1998, and $30,026 at October 31, 1997.

INVENTORIES

  Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out ("FIFO") basis. As of October 31, 1998 and 1997 inventories consist of the following:

                                                         OCTOBER 31,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
      Manufactured and purchased parts............ $1,648,000   $1,223,000
      Work-in-process.............................    339,000      448,000
      Finished goods..............................     20,000       70,000
                                                   ----------   ----------
          Totals.................................. $2,007,000   $1,741,000
                                                   ==========   ==========


FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

OTHER ASSETS

  Other assets at October 31, 1998 and 1997 consist of the following:

                                                               OCTOBER 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
      Patent and trademark.............................  $3,340,000  $1,654,000
      Investment in a related party....................      53,000      53,000
      Software development costs, net..................     251,000     196,000
                                                         ----------  ----------
                                                          3,644,000   1,903,000
      Less accumulated amortization....................    (108,000)    (75,000)
                                                         ----------  ----------
          Total other assets...........................  $3,536,000  $1,828,000
                                                         ==========  ==========

  The patent and trademark balance of $3,340,000 as of October 31, 1998 includes $3,046,000 which represents the current value of United States Patent No. 5,646,733, ("Scanning Phase Measurement Method and System for an Object at a Vision Station") which was purchased from Medar, Inc. in fiscal year 1998. Patent and trademark costs are amortized over five to ten years.

  The investment in a related party represents common stock the Company intends to hold as an investment and is recorded at cost. During 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" SFAS. No. 115 requires certain investments in debt and equity securities to be recorded at fair market value. No adjustment to market value was recorded as of October 31, 1998 and 1997 as the difference was not material.

  Software development costs are treated in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Certain software development costs totaling $55,000 were capitalized during the fiscal year ended October 31, 1998. No amortization expense has yet been recorded related to these software development costs.


OTHER SHORT-TERM LIABILITIES

  In May of 1998 the Company entered into an Agreement to Assign and License Patent, with Medar, Inc. ("Medar") under which it acquired ownership of United States Patent No. 5,646,733 ("Scanning Phase Measurement Method and System for an Object at a Vision Station"). This 1998 agreement terminated a previous agreement entered into by the Company and Medar in September of 1997. Under the terms of the 1998 agreement, the Company agreed to pay Medar a fee of $500,000 based on the achievement of certain developmental milestones. At October 31, 1998, $300,000 of that $500,000 was not paid and comprised the $300,000 short-term liability.

FIXED ASSETS

  Fixed assets consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31, 1998 and 1997 furniture, fixtures and equipment consisted of the following:

                                                             OCTOBER 31,
                                                       -----------------------
                                                           1998        1997
                                                        ----------  ----------
      Equipment.......................................  $4,536,000  $3,271,000
      Furniture and fixtures..........................     517,000     438,000
                                                        ----------  ----------
                                                         5,053,000   3,709,000
      Less accumulated depreciation...................  (2,799,000) (2,163,000)
                                                        ----------  ----------
          Total fixed assets..........................  $2,254,000  $1,546,000
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

EARNINGS PER SHARE

  In the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The following information presents the Company's computations of basic and diluted EPS for the periods presented in the income statements.

                                  Income         Shares       Per Share
                               (Numerator)   (Denominator)      Amount
                                ----------    ------------      ------
Fiscal 1998:
  Basic EPS...................  $  103,000     5,425,000         $0.02
  Effect of dilutive employee
   stock options..............                    86,000
                                ---------------------------------------
  Diluted EPS.................  $  103,000     5,511,000         $0.02

Fiscal 1997:
  Basic EPS...................  $  660,000     5,375,000         $0.12
  Effect of dilutive employee
   stock options..............                   120,000
                                ---------------------------------------
  Diluted EPS.................  $  660,000     5,495,000         $0.12

Fiscal 1996:
  Basic EPS...................  $3,711,000     4,237,000         $0.88
  Effect of dilutive employee
   stock options..............                   173,000         (0.04)
                                ---------------------------------------
  Diluted EPS.................  $3,711,000     4,410,000         $0.84

CASH FLOWS

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

  Non-cash transactions in fiscal years 1998, 1997 and 1996 consisted of $5,690, $6,228 and $10,568, respectively, related to the transfer of long-term assets to inventory.

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


NOTE 3: CUSTOMER INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

  During 1998, 1997 and 1996, revenue from one customer accounted for 16%, 14% and 14% of net revenues respectively. During 1997 and 1996, revenue from another customer accounted for 14% and 12% of net revenues respectively.

CUSTOMER GEOGRAPHIC DATA

  North American and export sales as a percentage of net revenues in 1998, 1997 and 1996 are as follows:

                                YEAR ENDED
                                OCTOBER 31,
                             ----------------
                             1998  1997  1996
                             ----  ----  ----
      North America.........  62%   78%   73%
      Europe................  18%   14%   14%
      Far East..............  18%    8%   13%
      South America.........   2%   --    --

NOTE 4: ACCRUED EXPENSES

  Accrued expenses at October 31, 1998 and 1997 include:

                                                                 OCTOBER 31,
                                                              ----------------
                                                                1998     1997
                                                              -------- --------
      Vacation............................................... $ 19,000 $ 25,000
      Employee stock purchase plan payroll deductions........   82,000   78,000
      Taxes payable..........................................  110,000   78,000
      Other..................................................  109,000   64,000
                                                              -------- --------
          Total.............................................. $320,000 $245,000
                                                              ======== ========

NOTE 5: COMMON STOCK OPTIONS AND WARRANTS

  Under the Company's 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 1,100,000 shares of common stock to employees and directors. Options are granted at prices equal to the average of the high and low prices on the date of the grant. The granting of options and their vesting is within the discretion of the Company's Board of Directors.

  A summary of stock options issued and outstanding under these plans is as follows:

                                                            NUMBER OF SHARES
                                                       -------------------------
                                                        EMPLOYEE    WEIGHTED AVG
                                                         OPTIONS    OPTION PRICE
                                                       -----------  ------------
Balance at October 31, 1995...........................     275,786     $ 2.55
  Granted.............................................     126,850     $11.81
  Exercised...........................................     (94,526)    $ 1.41
  Forfeited...........................................        (350)    $ 9.86
                                                       -----------  ------------
Balance at October 31, 1996...........................     307,760     $ 6.70
  Granted.............................................     364,200     $ 6.91
  Exercised...........................................     (23,705)    $ 3.34
  Forfeited...........................................    (126,375)    $11.68
                                                       -----------  ------------
Balance at October 31, 1997...........................     521,880     $ 5.79
  Granted.............................................      59,150     $ 6.81
  Exercised...........................................     (48,005)    $ 2.89
  Forfeited...........................................      (9,075)    $ 6.91
                                                       -----------  ------------
Balance at October 31, 1998...........................     523,950     $ 6.15
                                                       ===========  ============
As of October 31, 1998:
  Price Range of Outstanding Options
    Options...........................................$2.33-$12.00
    Expiration dates..................................  1998-2005
    Options exercisable...............................   238,089

  In May of 1997, 122,150 options granted in fiscal years 1996 and 1997 with exercise prices ranging from $7.19 to $18.13 were repriced to $6.875 per share, the market price at the time of the repricing. The repricing is reflected in the table above as a grant cancellation and a new grant issuance.

  The estimated weighted average grant-date fair value of stock options granted is as follows: 1998--$3.39 and 1997--$4.23. The Company accounts for stock options and other equity instruments in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards ("SFAS")No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. SFAS No. 123 establishes a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of SFAS No. 123 the Company's net income and earnings per share for fiscal years 1998 and 1997 would have been adjusted to the pro forma amount indicated below:

  Fiscal Year Ended October 31,                  1998          1997
  -----------------------------               ----------    ----------
  Net income..................As reported...  $  103,000    $  660,000
                              Pro forma.....  $ (606,000)   $  197,000
  Diluted earnings per share..As reported...  $    0.02     $    0.12
                              Pro forma.....  $   (0.11)    $    0.04

  The following table summarizes stock options outstanding and exercisable at October 31, 1998.

                       Outstanding                              Exercisable
--------------------------------------------------------  ----------------------
                             Weighted
                              Average        Weighted               Weighted
    Exercise                Contractual       Average               Average
  Price Range    Options  Life Remaining  Exercise Price  Options Exercise Price
---------------  -------  --------------  --------------  ------- --------------
$ 2.33 - $ 3.00   64,275       0.75          $ 2.89        64,275     $ 2.89
$ 3.17 - $ 6.84   52,975       1.51          $ 3.93        45,275     $ 3.67
$ 6.88 - $ 6.94  385,050       5.58          $ 6.88       119,714     $ 6.88
$ 7.00 - $12.00   21,650       5.70          $ 8.48         8,825     $ 9.74
                 -------  --------------  --------------  ------- --------------
                 523,950       4.58          $ 6.15       238,089     $ 5.30

  The fair value of options granted under the Company's fixed stock option plans during fiscal 1998 and 1997 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for fiscal 1998 and 1997 were as follows:

    Fiscal Year Ended October 31,          1998         1997
    ---------------------------------  -----------  -----------
    Risk free interest rates.........  4.7% - 5.1%  5.6% - 5.9%
    Expected life....................      6.0          6.9
    Expected volatility..............   44% - 53%       54%
    Expected dividends...............       0%           0%

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

NOTE 6: STOCK OFFERINGS

  In June of 1996, the Company completed a public stock offering, issuing 1,600,000 shares of common stock at $12.00 per share, that raised $17.6 million net of offering costs of $1.6 million.

NOTE 7: EMPLOYEE STOCK PURCHASE PLAN

  In March 1995 shareholders approved the adoption of the 1995 Employee Stock Purchase Plan to replace the 1990 Employee Stock Purchase Plan which expired in 1995. Under the terms of the 1995 Plan, 225,000 shares have been reserved for issuance under the Plan.

  The fourth phase of the 1995 Plan began on June 1, 1998 and employees were granted the right to purchase 33,801 shares at $5.84 per share under the Plan.

  The third phase of the 1995 Plan ended on May 31, 1998 and employees purchased 25,648 shares at $5.84 per share under the Plan.

  The second phase of the 1995 Plan ended on May 31, 1997 and employees purchased 5,228 shares at $6.69 per share under the Plan.


NOTE 8: COMMITMENTS & CONTINGENCIES

  Rental expense under operating leases was $239,000, $188,000, and $170,987 in 1998, 1997, and 1996 respectively. Minimum future rental payments due under noncancelable operating lease agreements are as follows:

             1999............................    687,000
             2000............................    899,000
             2001............................    699,000
             2002............................    604,000
             2003............................    604,000
             Thereafter......................  4,557,000
                                              ----------
                 Total....................... $8,050,000
                                              ==========


NOTE 9: EMPLOYEE SAVING PLAN

  The Company provides a supplementary retirement savings plan which is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifteen percent of their monthly earnings on a pre-tax basis subject to annual contribution limitations. The Company makes matching contributions of one dollar for each dollar contributed by each Plan participant up to a maximum of $2,000 annually. The Company's contributions under this program were approximately $152,000, $66,000, and $52,000 for the years ended October 31, 1998, 1997 and 1996 respectively.

NOTE 10: INCOME TAXES

  The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes as follows:

                                              YEAR ENDED OCTOBER 31,
                                              ----------------------
                                                1998          1997
                                             ---------     ---------
Expected tax provision at statutory rate...  $ (59,000)     $ 362,000
State income tax provision, net of federal
  Tax effect...............................     (7,000)        42,000
Permanent differences......................      5,000         11,000
Tax credits and other......................   (217,000)       (10,000)
                                             ---------      ---------
 Totals....................................  $(278,000)     $ 405,000
                                             =========      =========


Deferred tax assets (liabilities) are comprised of the following at October 31:

                                              YEAR ENDED OCTOBER 31,
                                              ----------------------
                                                1998           1997
                                             ----------     ----------
Depreciation...............................  $   55,000     $   93,000
Deferred rent..............................      38,000         52,000
Other......................................    (147,000)      (199,000)
                                             ----------     ----------
Net operating loss carryforwards...........   1,126,000        959,000
Credit carryforwards.......................     616,000        505,000
                                             ----------     ----------
Net deferred tax asset.....................  $1,688,000     $1,410,000
                                             ==========     ==========

At October 31, 1998, the Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $3.3 million and $715,000, respectively. These carryforwards expire in the years ending October 31, 2001 through October 31, 2018. No current income tax provision was recorded in the fiscal year ended October 31, 1998 due to the current year taxable loss. No current income tax provision was recorded in the fiscal year ended October 31, 1997 due to the utilization of net operating loss carryforwards. The entire tax provisions for fiscal years 1998 and 1997 consist of deferred taxes.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. Management does not believe that a valuation allowance is currently considered necessary based on an analysis of likely future taxable income.


                                  SCHEDULE VIII


Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

                              Balance at  Additions   Deductions  Balance at
                              Beginning   Charged to  and Write-    End of
                              of Period    Earnings      offs       Period
                              ----------  ----------  ----------  ----------
Year Ended October 31, 1996   $35,000     $  2,000    ($  2,000)  $35,000

Year Ended October 31, 1997   $35,000     $ 95,000    ($100,000)  $30,000

Year Ended October 31, 1998   $30,000     $ 10,000    ($ 11,000)  $29,000


                               EXHIBIT 10.8: LEASE
                               -------------------

                             ARTICLE 1.  LEASE TERMS

1.1 LANDLORD AND TENANT. This lease ("Lease") is entered into this 17th day of July, 1998 by and between CSM PROPERTIES, INC., a Minnesota corporation, ("Landlord") and PPT VISION, INC., a Minnesota corporation, ("Tenant").

1.2 PREMISES. Landlord hereby rents, leases, lets and demises to Tenant the following described property ("Premises"), as illustrated on the site plan attached hereto as EXHIBIT A: approximately 58,900 square feet of finished space in the VALLEY VIEW BUSINESS CENTER located at the intersection of Valley View Road and Prairie Center Drive in Eden Prairie, Minnesota, and consisting of approximately 81,046 square feet ("Building"). Tenant's lease of the Premises shall include the right to use, in common with others and subject to the other provisions of this Lease, any common facilities included within the Building and the property of which the Premises and the Building are a part, all without additional charge hereunder, including parking spaces adjacent to the Premises. During the term of this Lease, Landlord shall provide for use by Tenant, a minimum of 3.5 parking spaces for 1,000 square feet of rentable area within the Premises.

For the purposes of this Lease, the determination of the number of total square feet in the Premises, and the number of rentable square feet in the Building shall be made by measuring from the exterior face of exterior walls, and from the midline or centerpoint of interior or party walls. "As-built" measurements will be taken of the Building and Premises as soon as construction has progressed to the point where such measurement is possible. Landlord will certify such "as built" measurements to Tenant and thereafter, Landlord and Tenant shall execute an addendum to this Lease in the form of attached EXHIBIT B, confirming said measurements and establishing (i) the rentable area of the Building; (ii) the rentable area of the Premises, which shall equal the area established by the "as built" measurements, and a pro-rata share of the square foot area of the building mechanical room; (iii) the Base Rent; and (iv) Tenant's pro rata share, to reflect the actual total square foot area of the Building and Premises; and such addendum shall thereupon be deemed attached hereto, incorporated herein, and by this reference made a part of this Lease. Landlord's calculation of the rentable area of the Premises and of the Building shall be subject to confirmation by Tenant's space planner or architect, and if Landlord or its architect or surveyor cannot reach agreement with Tenant's space planner or its architect, the dispute will be submitted to a mutually selected architect for final determination.

1.3 LEASE TERM. The term of this Lease shall commence on March 1, 1999 ("Commencement Date") and shall terminate one hundred twenty (120) months thereafter on February 28, 2009, ("Lease Term") unless sooner terminated as hereinafter provided. In the event that Tenant does not vacate the Premises upon the expiration or termination of this Lease, Tenant shall be a tenant at will for the holdover period and all of the terms and provisions of this Lease shall be applicable during that period, except that Tenant shall pay Landlord as base rental for the period of such holdover an amount equal to one and one-half (1.5) times the base rent which would have been payable by Tenant had the holdover period been a part of the original term of this Lease, together with all additional rent as provided in this Lease. After the expiration or earlier termination of this Lease, Tenant agrees to vacate and deliver the Premises to Landlord upon Tenant's receipt of notice from Landlord to vacate. The rental payable during the holdover period shall be payable to Landlord on demand. No holding over by Tenant, whether with or without the consent of Landlord, shall operate to extend the term of this Lease.

1.4  BASE RENT.  Base Rent is:

                                                       Per Rentable
                    Months         Monthly Base Rent*  Square Foot
                    ------         -----------------   -----------
     Initial Term:  1-60           $50,310.42          $10.25
                    60-120         $52,764.58          $10.75

     Option Term:   121-180        market              market
                    181-240        market              market

     * Subject to adjustement as provided in Section 1.2 above.

1.5                      PERMITTED    USE:         Office,   warehouse,    light
                         manufacturing, training and marketing activities, as well as ancillary uses consistent therewith.

1.6                      SECURITY  DEPOSIT:   Fifty Thousand, Three Hundred  Ten
                         and 42/100 Dollars ($50,310.42).

1.7                      PRO-RATA  SHARE:      Seventy-Two  and  67/100  percent
                         (72.67%), subject to
                         adjustment as provided in Section 1.2 and 2.2 hereof.

1.8  ADDRESSES.

     LANDLORD'S ADDRESS:           TENANT'S ADDRESS:

                                   After Lease Commencement:
     CSM PROPERTIES, INC.          PPT VISION, INC.
     2575 UNIVERSITY AVE. W.       xxxx VALLEY VIEW ROAD
     SUITE 150                     EDEN PRAIRIE, MN
     ST. PAUL, MN  55114-1024
     (612) 646-1717                Prior to Lease Commencement:
                                   PPT VISION, INC.
                                   10321 W. 70TH ST.
                                   EDEN PRAIRIE, MN  55344-3446

            ARTICLE 2.  RENT, OPERATING EXPENSES AND SECURITY DEPOSIT

2.1 BASE RENT. Tenant agrees to pay monthly as base rent during the term of this Lease the sum of money set forth in Section 1.4 of this Lease, as amended in the Addendum to this Lease (EXHIBIT B), which amount shall be payable to Landlord at the address shown above. One monthly installment shall be due and payable on or before the Commencement Date; provided, if the Commencement Date should be a date other than the first day of a calendar month, the monthly rental set forth above shall be prorated to the end of that calendar month, and all succeeding installments of rent shall be due and payable on or before the first day of each succeeding calendar month during the term of this Lease.
Tenant shall pay, as additional rent, all other sums due under this Lease. Notwithstanding anything in this Lease to the contrary, if Landlord, for any reason whatsoever (other than Tenant's default), cannot deliver possession of the Premises to the Tenant on the Commencement Date, this Lease shall not be void or voidable, nor shall Landlord be liable for any loss or damage resulting therefrom, but all rent shall be abated until Landlord delivers possession, which date of delivery shall be then deemed to be the Commencement Date, and the expiration of the Lease Term shall be extended accordingly. Landlord agrees to provide Tenant early occupancy of the Premises on February 15, 1999 for the purpose of installing Tenant's fixtures, under the same terms and conditions contained herein, exclusive of payment of rent and operating expenses, provided that Tenant's work shall not and does not interfere with Landlord's completion of its work. In the event that Landlord fails to substantially complete and deliver the Premises to Tenant on or before June 1, 1999, unless such failure is attributable to Tenant's default, Tenant shall have the option to terminate this Lease, with no further obligation, by delivering written notice of termination to Landlord on before June 5, 1999. Substantial completion shall exclude punch list items in the interior of the Premises, exterior landscaping and parking lot construction (except that Landlord shall provide Class 5 parking areas and drive lanes to reasonably accommodate Tenant's truck traffic and car parking requirements), which shall be completed by July 1, 1999.

2.2 OPERATING EXPENSES. Tenant shall also pay as additional rent Tenant's pro rata share of the operating expenses of Landlord for the Building and common elements and areas appurtenant to the Building. Landlord may invoice Tenant monthly for Tenant's pro rata share of the estimated operating expenses for each calendar year, which amount shall be adjusted from time-to-time by Landlord based upon anticipated operating expenses. Within six (6) months following the close of each calendar year, Landlord shall provide Tenant an accounting showing in reasonable detail the computations of additional rent due under this Section. In the event the accounting shows that the total of the monthly payments made by Tenant exceeds the amount of additional rent due by Tenant under this Section, the accounting shall be accompanied by evidence of a credit to Tenant's account. In any event the accounting shows that the total of the monthly payments made by Tenant is less than the amount of additional rent due by Tenant under this Section, the accounting shall be accompanied by an invoice for the additional rent. Notwithstanding any other provisions in this Lease, during the year in which this Lease terminates, Landlord, prior to the termination date, shall have the option to invoice Tenant for Tenant's pro rata share of the operating expenses based upon the previous year's operating expenses. If this Lease shall terminate on a day other than the last day of a calendar year, the amount of any additional rent payable by Tenant applicable to the year in which the termination shall occur shall be prorated on the ratio that the number of days from the commencement of the calendar year to and including such termination date bears to 365. Tenant agrees to pay any additional rent due under this Section within thirty (30) days following receipt of the invoice or accounting showing additional rent due. Tenant's pro rata share set forth in Section 1.7 shall, subject to adjustment as provided in Section 1.2, be equal to a percentage based upon a fraction, the numerator of which is the net rentable area of the Premises as set forth in Article 1 and the denominator of which shall be the net rentable area of the Building, as the same may change from time to time.

For a period of one hundred eighty (180) days following Tenant's receipt of the operating expense reconciliation for the previous calendar year, Tenant shall have the right to audit Landlord's books and records as they pertain to operating expenses for the immediate preceding calendar year, in Landlord's office and with reasonable notice. If Tenant does not conduct such audit within said one hundred (180) day period, Tenant shall be deemed to automatically waive and release its right to audit for such calendar year. The cost of said audit shall be borne by Tenant unless the audit discloses that Tenant has overpaid its proportionate share of operating expenses for the calendar year in question by more than three percent (3%), in which case the reasonable expense of the audit shall be borne by Landlord. If the audit reveals that Landlord's actual statement was incorrect in any amount, the resulting excess or deficiency shall be promptly paid by or reimbursed to Tenant as the case may be.

2.3 DEFINITION OF OPERATING EXPENSES. The term "operating expenses" includes all expenses incurred by Landlord with respect to the maintenance and operation of the Building, common elements and common areas, including, but not limited to, the following: maintenance, repair and replacement costs; electricity, fuel, water, sewer, gas and other common Building utility charges; equipment used for maintenance and operation of the Building; operational expenses; exterior window washing and janitorial services; trash and snow removal; landscaping and pest control; management fees (not to exceed two and one-half percent (2.5%) of gross rents), wages and benefits payable to employees of Landlord whose duties are directly connected with the operation and maintenance of the Building; all services, supplies, repairs, replacements or other expenses for maintaining and operating the Building or project including parking and common areas; improvements made to the Building which are required under any governmental law or regulation that was not applicable to the Building at the time it was constructed; installation of any device or other equipment which improves the operating efficiency of any system within the Premises and thereby reduces operating expenses; all other expenses which would generally be regarded as operating, repair, replacement and maintenance expenses; all real property taxes and installments of special assessments, including dues and assessments by means of deed restrictions and/or owners' associations which accrue against the Building during the term of this Lease and legal fees incurred in connection with actions to reduce the same; and all insurance premiums Landlord is required to pay or deems necessary to pay, including fire and extended coverage, and rent loss and public liability insurance, with respect to the Building. When reasonably possible, Landlord agrees to competitively bid all common area maintenance components of operating expenses with respect to the Building.

The term "operating expenses" shall not include the following:

          A.     Capital  expenditures;  provided  that  such  costs  shall   be
          includable in operating expenses on an amortized basis, which amortization shall occur over the useful life of the item of expense, at an amortization rate as reasonably determined by Landlord;

          B.    Income  or  franchise taxes payable by Landlord  except  to  the
          extent`         imposed in lieu of real or personal property taxes  or
          special assessments;

          C. Tenant improvements, leasing commissions and advertising and marketing costs for leasing of space;

          D. Costs (including, without limitation, permit, license and inspection fees) of any alterations, renovations, improvements or decorations made for specific tenants of the Building;

          E.   Depreciation;

          F. Principal or interest payments on any mortgages relating to the Building or the property, lease rentals or expenses paid or payable on any ground or underlying lease or any fees (including attorneys' fees) and costs incurred in obtaining such mortgages or ground or underlying leases;

          G. Costs of formation and operation of Landlord as a legal entity and defending Landlord's title to or interest in the Building, including, without limitation, attorneys' fees;

          H. Costs of the procurement, negotiation and enforcement of tenant leases, including, without limitation, attorneys' fees and brokers' commissions;

          I. The cost of correcting latent defects in the initial construction of the Building and the Premises, and the Building's elements and equipment, to the extent such items are covered by contractor, subcontractor or manufacturer's warranty.

          J.   Any advertising and promotional expenditures;

          K. Executive salaries above the grade of general manager of the Building and such portion of the salaries of off-site management personnel to the extent that their duties include work on other buildings;

          L. Any interest, penalty charges or capital improvements incurred by Landlord due to the violation of any law existing as of the Commencement Date or failure to timely pay obligations of Landlord other than interest on special assessments, amortization of capital expenditures otherwise includable in operating expenses, and any interest and penalties which result from Tenant's failure to pay when due any rent which has not been abated under the terms of this Lease.

          M. Expenses for which Landlord is reimbursed (net of cost of collection), including without limitation, reimbursements from insurance or from Tenant or other tenants (such as reimbursement for repairs) or pursuant to contractors' or others' warranties or condemnation, but excluding those expenses reimbursed by Tenant or by other tenants in the form of payments of a share of actual operating expenses;

          N.   Cost of repairs due to condemnation;

          O. Expenses incurred in connection with services (including special service from Landlord's employees) or other benefits of a type which are not available to Tenant, but which are available to another tenant of the Building;

          P. Any rental of equipment which, if purchased, would not be included in actual operating expenses, other than items such as scaffolding which are used on an occasional or sporadic basis in performing Building maintenance and repairs;

          Q. Any amount paid to any affiliate of Landlord for any item or service to the extent it would exceed the reasonably competitive cost or rate for such item or service provided by unrelated parties determined as of the time the contract or purchase order was made;

          R. Any cost resulting from the negligence or intentional act of Landlord, its agents or employees;

          S. Bad debt loss, rent loss or reserves therefor, provided that actual operating expenses will in any event include the cost of rental and business interruption insurance;

          T. Amounts required to be escrowed by Landlord as replacement, repair or similar reserves by any lessor under any ground or underlying lease or holder of a mortgage or deed of trust on the Building or the property, but any amounts withdrawn from such escrow will be included in actual operating expenses to the extent such amounts would have been includable in operating expenses had they been funded from other sources;

          U. The costs (or any amortization thereof) of any alterations, additions, changes, replacements, improvements, repairs or other items which are properly capitalized under currently accepted accounting principles, provided that such costs shall be includable in operating expenses on an amortized basis, which amortization shall occur over the useful life of the repair, replacement or improvement, at an amortization rate equal to its useful life, as reasonably determined by Landlord.

2.4 INCREASE IN INSURANCE PREMIUMS. If an increase in any insurance premiums paid by Landlord for the Building is caused by Tenant's use of the Premises or if Tenant vacates the Premises and causes an increase in such premiums, then Tenant shall pay as additional rent the amount of such increase to Landlord.

2.5 SECURITY DEPOSIT. The security deposit set forth in Section 1.6 shall be held by Landlord for the performance of Tenant's covenants and obligations under this Lease, it being expressly understood that the security deposit shall not be considered an advance payment of rental or a measure of Landlord's damage in case of default by Tenant. Upon the occurrence of any event of default by Tenant or breach by Tenant of Tenant's covenants under this Lease, Landlord may, from time to time, without prejudice to any other remedy, after written notice to Tenant, use the security deposit to the extent necessary to make good any arrears of rent, or to repair any damage or injury, or pay any expense or liability incurred by Landlord as a result of the event of default or breach of covenant, and any remaining balance of the security deposit shall be returned by Landlord to Tenant upon termination of this Lease. In the event that Tenant is not in Default under Section 11 of this Lease, upon the termination of lease month sixty (60), Landlord agrees to refund said security deposit to Tenant within thirty (30) days of Tenant's written request. If any portion of the security deposit is so used or applied, Tenant shall, upon ten (10) days written notice from Landlord, deposit with Landlord by cash or cashier's check an amount sufficient to restore the security deposit to its original amount within thirty
(30) days of written notice to Tenant.


                          ARTICLE 3.  OCCUPANCY AND USE

3.1 USE. Tenant warrants and represents to Landlord that the Premises shall be used and occupied only for the purpose as set forth in Section 1.5. Tenant shall occupy the Premises, conduct its business and control its agents, employees, invitees and visitors in such a manner as is lawful, reputable and will not create a nuisance. Tenant shall not permit any operation which emits any odor or matter which intrudes into other portions of the Building or otherwise interferes with, annoys or disturbs any other lessee in its normal business operations or Landlord in its management of the Building. Tenant shall not permit any waste on the Premises to be used in any way which would, in the opinion of Landlord, be extra hazardous on account of fire or which would, in any way, increase or render void the fire insurance on the Building.

3.2 SIGNS. No sign of any type or description shall be erected, placed or painted in or about the Premises or Building which are visible from the exterior of the Premises, except those signs submitted to Landlord in writing, and which signs are in conformance with Landlord's sign criteria attached hereto as EXHIBIT C. Tenant shall have the option to install, at its sole cost and expense, a sign on Landlord's monument sign for the project. Said sign shall be subject to Landlord's approval and may occupy up to seventy-five percent (75%) of the area of the sign devoted to tenant identification.

3.3 COMPLIANCE WITH LAWS, RULES AND REGULATIONS. Tenant, at Tenant's sole cost and expense, shall comply with all laws, ordinances, orders, rules and regulations of state, federal, municipal or other agencies or bodies having jurisdiction over the use, condition or occupancy of the Premises, provided that compliance is required because of Tenant's specific use of the Premises. Tenant will comply with the reasonable rules and regulations of the Building adopted by Landlord, so long as and to the extent consistent with the terms and conditions of this Lease. Landlord shall have the right at all times to change and amend the rules and regulations in any reasonable manner as may be deemed advisable for the safety, care, cleanliness, preservation of good order and operation or use of the Building or the Premises. All rules and regulations of the Building will be sent by Landlord to Tenant in writing and shall thereafter be carried out and observed by Tenant.

3.4 WARRANTY OF POSSESSION. Tenant, on paying rent and performing its obligations under this Lease, shall peacefully and quietly have, hold and enjoy the Premises during the term of this Lease. Landlord warrants that it has the right and authority to execute this Lease. Except to the extent of its own negligence or willful act or omission, Landlord shall not be responsible for the acts or omissions of any other tenant of the Building who may interfere with Tenant's use of the Premises.

3.5 RIGHT OF ACCESS. Landlord or its authorized agents shall, at any and all reasonable times, have the right to enter the Premises to inspect the same, to show the Premises to prospective purchasers, lessees, mortgagees, insurers or other interested parties, and to alter, improve or repair the Premises or any other portion of the Building. Tenant hereby waives any claim for damages for injury or inconvenience to or interference with Tenant's business, any loss of occupancy or use of the Premises, and any other loss occasioned thereby. Tenant shall not change Landlord's lock system or in any other manner prohibit Landlord from entering the Premises. Landlord shall have the right to use any and all means which Landlord may deem proper to open any door in an emergency without liability therefor. Tenant shall permit Landlord to erect, use, maintain and repair pipes, cables, conduits, plumbing, vents and wires in, to and through the Premises as often and to the extent that Landlord may now or hereafter deem to be necessary or appropriate for the proper use, operation and maintenance of the Building.

Notwithstanding the foregoing, Landlord, except in the event of an emergency, shall supply Tenant with at least 24 hours advance notice of its intention to enter the Premises and to identify those expected to accompany Landlord therefor. In entering the Premises or carrying out any work under this section, Landlord shall exercise reasonable efforts to minimize disruption of Tenant's use of the Premises and operation of its business, and shall repair any damage to the Premises caused by the work. Such entry or work shall not be construed as an eviction of Tenant, work an abatement of rent or relieve Tenant from fulfilling any obligation in this Lease. To the extent, however, the Premises are rendered unusable by Tenant in its business by reason of the negligent or willful acts or omissions of Landlord Base Rent and Tenant's share of operating expenses and any operating expense adjustment therefor will be proportionately reduced from three business days after notice from Tenant that the Premises are unusable until the Premises are again rendered usable.


                    ARTICLE 4.  UTILITIES AND ACTS OF OTHERS

4.1 BUILDING SERVICES. Tenant shall pay when due, all charges for utilities furnished to or for the use or benefit of Tenant or the Premises. Tenant shall have no claim for rebate of rent on account of any interruption in service. Reduction, interruption or termination of any service provided by Landlord or any other supplier because of necessary repairs, installation or improvements, Landlord's failure to perform any service under this section, or any cause beyond the reasonable control of Landlord, shall not be construed as an eviction of Tenant, work an abatement of rent or relieve Tenant from fulfilling any obligation of this Lease. To the extent, however, the Premises are rendered unusable by Tenant in its business by reason of: (i) any event caused by the negligent or willful act or omission of Landlord, Base Rent and that part of Tenant's share of operating expenses and any operating expense adjustment will be proportionately reduced from three (3) business days after notice from Tenant to Landlord that the Premises are unusable, until the Premises are again rendered usable; or (ii) any event not contributed to by Landlord, Base Rent and that part of Tenant's share of operating expenses and any operating expense adjustment will be proportionately reduced, from fifteen (15) business days after notice from Tenant to Landlord that the Premises are unusable, until the Premises are again rendered usable. If any of the equipment or machinery used by Landlord in supplying the services breaks down or for any cause ceases to function properly, Landlord shall use reasonable diligence to make the necessary repair or replacement.

4.2 THEFT OR BURGLARY. Landlord shall not be liable to Tenant for losses to Tenant's property or personal injury caused by criminal acts or entry by unauthorized persons into the Premises or the Building, except to the extent caused or attributable to the negligence or willful act or omission of Landlord.


                       ARTICLE 5.  REPAIRS AND MAINTENANCE

5.1. LANDLORD REPAIRS. Landlord shall only be obligated to maintain the roof, foundation, parking, driveway and other common areas, the structural soundness and integrity of the exterior walls, doors, corridors and other structures serving the Premises, including utility services. Landlord's cost of maintaining, replacing and repairing the items set forth in this section may qualify for inclusion in operating expenses to the extent specified in Sections
2.2 and 2.3 herein. Landlord shall perform its duties of maintenance and repair as specified herein in a first class manner consistent with buildings of similar age, construction and features in the market.

5.2 TENANT REPAIRS. Tenant shall, at all times throughout the term of this Lease, including renewals and extensions, and at its sole expense, keep and maintain the Premises in a clean, safe, sanitary and first class condition and in compliance with all applicable laws, codes, ordinances, rules and regulations. Tenant's obligations hereunder shall include, but not be limited to, the maintenance, repair and replacement, if necessary, of all heating, ventilation, air conditioning, lighting and plumbing fixtures and equipment, fixtures, motors and machinery, all interior walls, partitions, doors and windows, including the regular painting thereof, all exterior entrances, windows, doors and docks and the replacement of all broken glass. When used in this provision, the term "repairs" shall include replacements or renewals when necessary, and all such repairs made by the Tenant shall be equal in quality and class to the original work. The Tenant shall keep and maintain all portions of the Premises and the sidewalk and areas adjoining the same in a clean and orderly condition, free of accumulation of dirt, rubbish, snow and ice. If Tenant fails, refuses or neglects to maintain or repair the Premises as required in this Lease after notice shall have been given Tenant, in accordance with this Lease, Landlord may make such repairs without liability to Tenant for any loss or damage that may accrue to Tenant's merchandise, fixtures or other property or to Tenant's business by reason thereof, and upon completion thereof, Tenant shall pay to Landlord all costs plus fifteen percent (15%) for overhead incurred by Landlord in making such repairs upon presentation to Tenant of bill therefor.

5.3. TENANT DAMAGES. Tenant shall not allow any damage to be committed on any portion of the Premises or Building or common areas, and at the termination of this Lease, by lapse of time or otherwise, Tenant shall deliver the Premises to Landlord in as good condition as existed at the Commencement Date of this Lease, ordinary wear and tear excepted. The cost and expense of repairs necessary to restore the condition of the Premises shall be borne by Tenant.

                    ARTICLE 6.  ALTERATIONS AND IMPROVEMENTS

6.1 SHELL IMPROVEMENTS. Landlord will complete the shell improvements to the Building and Premises in accordance with the specifications attached hereto as EXHIBIT D.

6.2 INTERIOR IMPROVEMENTS. At Landlord's sole cost and expense, Landlord will complete the construction of the interior improvements to the Premises in accordance with the approved floor plan depicted in EXHIBIT E, including preparation of construction documents, and in accordance with the specifications agreed upon by Tenant and Landlord, which specifications are attached hereto as EXHIBIT F. Any changes or modifications to the approved plan and specifications caused or requested by Tenant which result in an increase in the cost of the interior improvements shall be at Tenant's sole cost and expense, shall be made and accepted by written change orders or agreement signed by Landlord and Tenant, and shall constitute an amendment to this Lease.

The interior improvements shall be substantially completed by February 15, 1999.

6.3 TENANT IMPROVEMENTS. Tenant shall not make or allow to be made any structural alterations or physical additions, or non-structural alterations or physical additions costing in excess of $15,000.00, in or to the Premises without first obtaining the written consent of Landlord, which consent may not be unreasonably denied. Any alterations, physical additions or improvements to the Premises made by Tenant shall at once become the property of Landlord and shall be surrendered to Landlord upon the termination of this Lease; provided, however, Landlord, at its option, may require Tenant to remove any physical additions and/or repair any alterations in order to restore the Premises to the conditions existing at the time Tenant took possession, all costs of removal and/or alterations to be borne by Tenant.

                       ARTICLE 7.  CASUALTY AND INSURANCE

7.1 SUBSTANTIAL DESTRUCTION. If all or a substantial portion of the Premises or the Building should be totally destroyed by fire or other casualty, or if the Premises or the Building should be damaged so that rebuilding cannot reasonably be completed within two hundred seventy (270) working days after the date of written notification by Tenant to Landlord of the destruction, or if insurance proceeds are not made available to Landlord, or are inadequate, for restoration, this Lease shall terminate at the option of either Landlord or Tenant by written notice to the other within sixty (60) days following the occurrence, and the rent shall be abated for the unexpired portion of the Lease effective as of the date of the occurrence.

7.2 PARTIAL DESTRUCTION. If the Premises should be partially damaged by fire or other casualty, and rebuilding or repairs can reasonably be completed within one hundred fifty (150) working days from the date of written notification by Tenant to Landlord of the destruction, and insurance proceeds are adequate and available to Landlord for restoration, this Lease shall not terminate, and Landlord shall at its sole risk and expense proceed with reasonable diligence to rebuild or repair the Building or other improvements to substantially the same condition in which they existed prior to the damage. If the Premises are to be rebuilt or repaired and are untenantable in whole or in part following the damage, the rent payable under this Lease during the period for which the Premises, in whole or in part, are untenantable shall be adjusted to such an extent as may be fair and reasonable under the circumstances, provided that under no circumstances shall Tenant be required to pay rent for any portion of the Premises that is untenantable.

7.3 PROPERTY INSURANCE. Landlord shall not be obligated in any way or manner to insure any personal property (including, but not limited to, any furniture, machinery, goods or supplies) of Tenant upon or within the Premises, any fixtures installed or paid for by Tenant upon or within the Premises, or any improvements which Tenant may construct on the Premises. Tenant shall maintain property insurance on its personal property and shall also maintain plate glass insurance. Tenant shall have no right in or claim to the proceeds of any policy of insurance maintained by Landlord even if the cost of such insurance is borne by Tenant as set forth in Article 2. Landlord agrees to provide Tenant a summary of its insurance coverages upon execution of this Lease by both parties.

7.4 WAIVER OF SUBROGATION. Anything in this Lease to the contrary withstanding, Landlord and Tenant hereby waive and release each other of and from any and all right of recovery, claim, action or cause of action, against each other, their agents, officers and employees, for any loss or damage that may occur to the Premises, the improvements of the Building or personal property within the Building, by reason of fire or the elements, regardless of cause or origin, including negligence of Landlord or Tenant and their agents, officers and employees, provided that the claims released are subject to the insurance coverages required to be procured by either party hereunder. Landlord and Tenant agree immediately to give their respective insurance companies which have issued policies of insurance covering all risk of direct physical loss, written notice of the terms of the mutual waivers contained in this Section.

7.5 HOLD HARMLESS. Landlord shall not be liable to Tenant's employees, agents, invitees, licensees or visitors, or to any other person, for an injury to person or damage to property on or about the Premises caused by any act or omission of Tenant, its agents, servants or employees, or of any other person entering upon the Premises under express or implied invitation by Tenant, or caused by the improvements located on the Premises becoming out of repair, the failure or cessation of any service provided by Landlord (including security service and devices), or caused by leakage of gas, oil, water or steam or by electricity emanating from the Premises, provided that any of the same are not caused by the negligence or willful act or omission of Landlord. Tenant agrees to indemnify and hold harmless Landlord of and from any loss, attorney's fees, expenses or claims arising out of any such damage or injury. Tenant shall not be liable to Landlord or its employees, agents, invitees, licensees or visitors, or to any other person, for an injury to person or damage to property in the Building or common areas serving the Building caused by any act or omission of Landlord, its agents, servants or employees. Landlord agrees to indemnify and hold harmless Tenant of and from any loss, attorneys' fees, expenses or claims arising out of any such damage or injury.


7.6 PUBLIC LIABILITY INSURANCE. Tenant shall, during the term hereof, keep in full force and effect at its expense a policy or policies of public liability insurance with respect to the Premises and the business of Tenant, on terms and with companies approved in writing by Landlord, in which both Tenant and
Landlord shall be covered by being named as insured parties under reasonable limits of liability not less than $1,000,000, or such greater coverage as Landlord may reasonably require, combined single limit coverage for injury or death. Such policy or policies shall provide that thirty (30) days' written notice must be given to Landlord prior to cancellation thereof. Tenant shall furnish evidence satisfactory to Landlord at the time this Lease is executed that such coverage is in full force and effect.


                            ARTICLE 8.  CONDEMNATION

8.1 SUBSTANTIAL TAKING. If all or a substantial part of the Premises is taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain or by purchase in lieu thereof, and the taking would prevent or materially interfere with the use of the Premises for the purpose for which it is then being used, this Lease shall terminate and the rent shall be abated during the unexpired portion of this Lease effective on the date physical possession is taken by the condemning authority. Tenant shall have no claim to the condemnation award or proceeds in lieu thereof, except that Tenant shall be entitled to a separate award for the cost of removing and moving its personal property.

8.2 PARTIAL TAKING. If all or a substantial part of the Premises are taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain or by purchase in lieu thereof, and this Lease is not terminated as provided in Section 8.1 above, then Landlord shall restore the Premises so as to permit effective use and occupancy thereof by Tenant, and the rent payable under this Lease during the unexpired portion of the term shall be adjusted to such an extent as may be fair and reasonable under the circumstances. Tenant shall have no claim to the condemnation award or proceeds in lieu thereof which are or may be payable to Landlord, provided, however, that Tenant shall be entitled to apply for and receive a separate award as allowed by law, for damages that Tenant sustains by reason of any such taking.


                       ARTICLE 9.  ASSIGNMENT OR SUBLEASE

9.1 LANDLORD ASSIGNMENT. Landlord shall have the right to sell, transfer or assign, in whole or in part, its rights and obligations under this Lease and in the Building. Any such sale, transfer or assignment shall operate to release Landlord from any and all liabilities under this Lease arising after the date of such sale, assignment or transfer.

9.2 TENANT ASSIGNMENT. Tenant shall not assign, in whole or in part, this Lease, or allow it to be assigned, in whole or in part, by operation of law or otherwise (including assignment by merger where the surviving corporation does not have a net worth at least equal to the net worth of Tenant as of the date hereof, or by dissolution, which merger or dissolution shall be deemed an assignment) or mortgage or pledge the same, or sublet the Premises, in whole or in part, without the prior written consent of Landlord, and in no event shall said such assignment or sublease ever release Tenant or any guarantor from any obligation or liability hereunder. Notwithstanding anything in this Lease to the contrary, in the event of any assignment or sublease, any option or right of first refusal granted to Tenant shall not be assignable by Tenant to any assignee or sublessee. No assignee or sublessee of the Premises or any portion thereof may assign or sublet the Premises or any portion thereof.

9.3 CONDITIONS OF ASSIGNMENT. If Tenant desires to assign or sublet all or any part of the Premises, it shall so notify Landlord at least thirty (30) days in advance of the date on which Tenant desires to make such assignment or sublease. Tenant shall provide Landlord with a copy of the proposed assignment or sublease and such information as Landlord might request concerning the proposed sublessee or assignee to allow Landlord to make informed judgments as to the financial condition, reputation, operations and general desirability of the proposed sublessee or assignee. Within fifteen (15) days after Landlord's receipt of Tenant's proposed assignment or sublease and all required information concerning the proposed sublease or assignee, Landlord shall have the following options:
(1) consent to the proposed assignment or sublease, and, if the rent due and payable by any assignee or sublessee under any such permitted assignment or sublease (or a combination of the rent payable under such assignment or sublease plus any bonus or any other consideration or any payment incident thereto) exceeds the rent payable under this Lease for such space, Tenant shall pay to Landlord all such excess rent and other excess consideration within ten (10) days following receipt thereof by Tenant; or (2) refuse, with reasonable discretion and judgement, to consent to the proposed assignment or sublease, which refusal shall be deemed to have been exercised unless Landlord gives Tenant written notice providing otherwise. Upon the occurrence of an event of default, if all or any part of the Premises are then assigned or sublet, Landlord, in addition to any other remedies provided by this Lease or provided by law, may, at its option, collect directly from the assignee or sublessee all rents becoming due to Tenant by reason of the assignment or sublease. Any collection directly by Landlord from the assignee or sublessee shall not be construed to constitute a novation or a release of Tenant or any guarantor from the further performance of its obligations under this Lease. No permitted assignment or subletting pursuant to the terms of this section shall result in a release of Tenant of its obligations under this Lease, which obligations shall remain in full force and effect throughout the Lease Term, unless expressly released, in writing, by Landlord.

9.4 RIGHTS OF MORTGAGE. Tenant accepts this Lease subject and subordinate to any recorded mortgage presently existing or hereafter created upon the Building and to all existing recorded restrictions, covenants, easements and agreements with respect to the Building. Landlord is hereby irrevocably vested with full power and authority to subordinate Tenant's interest under this Lease to any first mortgage lien hereafter placed on the Premises, and Tenant agrees upon request to execute additional instruments subordinating this Lease as Landlord may require. If the interests of Landlord under this Lease shall be transferred by reason of foreclosure or other proceedings for enforcement of any first mortgage or deed of trust on the Premises, Tenant shall be bound to the transferee (sometimes called the "Purchaser") at the option of the Purchaser, under the terms, covenants and conditions of this Lease for the balance of the term remaining, including any extensions or renewals, with the same force and effect as if the Purchaser were Landlord under this Lease, and, if requested by the Purchaser, Tenant agrees to attorn to the Purchaser, including the first mortgagee under any such mortgage if it be the Purchaser, as its Landlord. Notwithstanding the foregoing, Tenant shall not be required to attorn to any successor in interest to Landlord unless such successor has delivered to Tenant a written agreement reasonably satisfactory to Tenant that this Lease and all Tenant's rights under this Lease shall not be disturbed by such successor so long as an event of Default is not continuing under this Lease. Further, Tenant shall not be disturbed in its possession of the Premises so long as an event of Default is not continuing under this Lease.

9.5 TENANT'S STATEMENT. Tenant agrees to furnish, from time to time, within twenty (20) days after receipt of a request from Landlord or Landlord's mortgagee, a statement certifying, if applicable, the following: Tenant is in possession of the Premises; the Premises are acceptable; the Lease is in full force and effect; the Lease is unmodified; Tenant claims no present charge, lien, or claim or offset against rent; the rent is paid for the current month, but is not prepaid for more than one month and will not be prepaid for more than one month in advance; there is no existing default by reason of some act or omission by Landlord; and such other matters as may be reasonably required by Landlord or Landlord's mortgagee. Tenant's failure to deliver such statement, in addition to being a default under this Lease, shall be deemed to establish conclusively that this Lease is in full force and effect except as declared by Landlord, that Landlord is not in default of any of its obligations under this Lease, and that Landlord has not received more than one month's rent in advance. Tenant agrees to furnish, up to once per year, within twenty (20) days after receipt of a request from Landlord, a current financial statement of Tenant, certified as true and correct by Tenant, provided that the form of the financial statement shall be such form generally available in Tenant's published statements.


               ARTICLE 10. LANDLORD'S LIEN AND SECURITY AGREEMENT (Intentionally Omitted)

                        ARTICLE 11.  DEFAULT AND REMEDIES

11.1 DEFAULT BY TENANT. The following shall be deemed to be events of default ("Default") by Tenant under this Lease: (1) Tenant shall fail to pay when due any installment of rent or any other payment required pursuant to this Lease, and such failure is not cured within five (5) business days after written notice to Tenant; (2) Tenant shall fail to comply with any term, provision or covenant of this Lease, other than the payment of rent or other sums due hereunder, and the failure is not cured within thirty (30) days after written notice to Tenant;
(3) Tenant shall file a petition or an involuntary petition is filed against Tenant; or Tenant becomes insolvent under any applicable federal or state bankruptcy or insolvency law; or Tenant admits that it cannot meet its financial obligations as they become due; or a receiver or trustee shall be appointed for all or substantially all of the assets of Tenant; or Tenant shall make a transfer in fraud of creditors or shall make an assignment for the benefit of creditors; or (4) Tenant shall do or permit to be done any act which results in a lien being filed against the Premises or the Building and/or project of which the Premises are a part, except if such a lien is filed, Tenant shall, within ten (10) days of Landlord's written notice to Tenant, provide Landlord with a bond in the amount of said lien, and Tenant shall diligently pursue a release of said lien.

In the event that an order for relief is entered in any case under Title 11, U.S.C. (the "Bankruptcy Code") in which Tenant is the debtor and: (A) Tenant as debtor-in-possession, or any trustee who may be appointed in the case (the "Trustee") seeks to assume the lease, then Tenant, or Trustee if applicable, in addition to providing adequate assurance described in applicable provisions of the Bankruptcy Code, shall provide adequate assurance to Landlord of Tenant's future performance under the Lease by depositing with Landlord a sum equal to the lesser of twenty-five percent (25%) of the rental and other charges due for the balance of the Lease term or six (6) months' rent ("Security"), to be held (without any allowance for interest thereon) to secure Tenant's obligation under the Lease, and (B) Tenant, or Trustee if applicable, seeks to assign the Lease after assumption of the same, then Tenant, in addition to providing adequate assurance described in applicable provisions of the Bankruptcy Code, shall provide adequate assurance to Landlord of the proposed assignee's future performance under the Lease by depositing with Landlord a sum equal to the Security to be held (without any allowance or interest thereon) to secure performance under the Lease. Nothing contained herein expresses or implies, or shall be construed to express or imply, that Landlord is consenting to assumption and/or assignment of the Lease by Tenant, and Landlord expressly reserves all of its rights to object to any assumption and/or assignment of the Lease. Neither Tenant nor any Trustee shall conduct or permit the conduct of any "fire", "bankruptcy", "going out of business" or auction sale in or from the Premises.

11.2 REMEDIES FOR TENANT'S DEFAULT. Upon the occurrence of a Default as defined above, Landlord may elect either (i) to cancel and terminate this Lease and this Lease shall not be treated as an asset of Tenant's bankruptcy estate, or (ii) to terminate Tenant's right to possession only without cancelling and terminating Tenant's continued liability under this Lease. Notwithstanding the fact that initially Landlord elects under (ii) to terminate Tenant's right to possession only, Landlord shall have the continuing right to cancel and terminate this Lease by giving three (3) days' written notice to Tenant of such further election, and shall have the right to pursue any remedy at law or in equity that may be available to Landlord.

In the event of election under (ii) to terminate Tenant's right to possession only, Landlord may, at Landlord's option, enter the Premises and take and hold possession thereof, without such entry into possession terminating this Lease or releasing Tenant in whole or in part from Tenant's obligation to pay all amounts hereunder for the full stated term. Upon such reentry, Landlord may remove all persons and property from the Premises and such property may be removed and stored in a public warehouse or elsewhere at the cost and for the account of Tenant, without becoming liable for any loss or damage which may be occasioned thereby. Such reentry shall be conducted in the following manner: without resort to judicial process or notice of any kind if Tenant has abandoned or voluntarily surrendered possession of the Premises; and, otherwise, by resort to judicial process. Upon and after entry into possession without termination of the Lease, Landlord may, but is not obligated to, relet the Premises, or any part thereof, to any one other than the Tenant, for such time and upon such terms as Landlord, in Landlord's sole discretion, shall determine, but Landlord shall use reasonable efforts to relet the Premises. Landlord may make alterations and repairs to the Premises to the extent deemed by Landlord necessary or desirable to relet the Premises.

     Upon such reentry, Tenant shall be liable to Landlord as follows:

          A. For all attorneys' fees incurred by Landlord in connection with exercising any remedy hereunder;

          B. For the unpaid installments of base rent, additional rent or other unpaid sums which were due prior to such reentry, including interest and late payment fees, which sums shall be payable immediately.

          C. For the installments of base rent, additional rent, and other sums falling due pursuant to the provisions of this Lease for the period after reentry during which the Premises remain vacant, including late payment charges and interest, which sums shall be payable as they become due hereunder.

          D. For all expenses incurred in releasing the Premises, including leasing commissions, attorneys' fees, and costs of alteration or repairs, which shall be payable by Tenant as they are incurred by Landlord; and

          E. While the Premises are subject to any new lease or leases made pursuant to this Section, for the amount by which the monthly installments payable under such new lease or leases is less than the monthly installment for all charges payable pursuant to this Lease, which deficiencies shall be payable monthly.

Notwithstanding Landlord's election to terminate Tenant's right to possession only, and notwithstanding any reletting without termination, Landlord, at any time thereafter, may elect to terminate this Lease, and to recover (in lieu of the amounts which would thereafter be payable pursuant to the foregoing, but not in diminution of the amounts payable as provided above before termination), as damages for loss of bargain and not as a penalty, an aggregate sum equal to the amount by which the present value of the rental value of the Premises for the portion of the term unexpired at the time of such election is less than the present value of the base rent, percentage rent, and additional rent and all other charges which would have been payable by Tenant for the unexpired portion of the term of this Lease (using an eight percent (8%) interest rate), which deficiency and all expenses incident thereto, including commissions, attorneys' fees, expenses of alterations and repairs, shall be due to Landlord as of the time Landlord exercises said election, notwithstanding that the term had not expired. If Landlord, after such reentry, leases the Premises, then the rent payable under such new lease shall be conclusive evidence of the rental value of the unexpired portion of the term of this Lease.

If this Lease shall be terminated by reason of bankruptcy or insolvency of Tenant, Landlord shall be entitled to recover from Tenant or Tenant's estate, as liquidated damages for loss of bargain and not as a penalty, the amount determined by the immediately preceding paragraph.

11.3 LANDLORD'S RIGHT TO PERFORM FOR ACCOUNT OF TENANT. If Tenant shall be in Default under this Lease, Landlord may cure the Default at any time for the account and at the expense of Tenant. If Landlord cures a Default on the part of Tenant, Tenant shall reimburse Landlord upon demand for any amount expended by Landlord in connection with the cure, including, without limitation, attorneys' fees and interest.

11.4  INTEREST, ATTORNEY'S FEES AND LATE CHARGE.  In the event of a  Default  by
Tenant: (1) if a monetary default, interest shall accrue on any sum due and unpaid at the Reference Rate (prime rate) of interest established from time to time by US Bank N.A., Minneapolis, Minnesota, plus four percent (4%), and, if Landlord places in the hands of an attorney the enforcement of all or any part of this Lease, the collection of any rent due or to become due or recovery of the possession of the Premises, Tenant agrees to pay Landlord's costs of collection, including reasonable attorney's fees for the services of the attorney, whether suit is actually filed or not. Other remedies for nonpayment of rent notwithstanding, if the monthly rental payment or any other payment due from Tenant to Landlord is not received by Landlord on or before the tenth
(10th) day of the month for which the rent is due, a late payment charge of three percent (3%) of such past due amount shall become due and payable in addition to such amounts owed under this Lease.

11.5 ADDITIONAL REMEDIES, WAIVERS, ETC.

          A. The rights and remedies of Landlord set forth herein shall be in addition to any other right and remedy now and hereafter provided by law. All rights and remedies shall be cumulative and not exclusive of each other. Landlord may exercise its rights and remedies at any times, in any order, to any extent, and as often as Landlord deems advisable without regard to whether the exercise of one right or remedy precedes, concurs with or succeeds the exercise of another.

          B. A single or partial exercise of a right or remedy shall not preclude a further exercise thereof, or the exercise of another right or remedy from time to time.

          C. No delay or omission by Landlord in exercising a right or remedy shall exhaust or impair the same or constitute a waiver of, or acquiescence to, a Default.

          D. No waiver of Default shall extend to or affect any other Default or impair any right or remedy with respect thereto.

          E. No action or inaction by Landlord shall constitute a waiver of Default.

          F. No waiver of a Default shall be effective unless it is in writing and signed by Landlord.


                             ARTICLE 12.  RELOCATION
(Intentionally Omitted)


               ARTICLE 13.  AMENDMENT AND LIMITATION OF WARRANTIES

13.1 ENTIRE AGREEMENT. IT IS EXPRESSLY AGREED BY TENANT, AS A MATERIAL CONSIDERATION FOR THE EXECUTION OF THIS LEASE, THAT THIS LEASE, WITH THE SPECIFIC REFERENCES TO WRITTEN EXTRINSIC DOCUMENTS, IS THE ENTIRE AGREEMENT OF THE PARTIES: THAT THERE ARE, AND WERE, NO VERBAL REPRESENTATIONS, WARRANTIES, UNDERSTANDINGS, STIPULATIONS, AGREEMENTS OR PROMISES PERTAINING TO THIS LEASE OR TO THE EXPRESSLY MENTIONED WRITTEN EXTRINSIC DOCUMENTS NOT INCORPORATED IN WRITING IN THIS LEASE.

13.2  AMENDMENT.   THIS LEASE MAY NOT BE ALTERED, WAIVED,  AMENDED  OR  EXTENDED
EXCEPT BY AN INSTRUMENT IN WRITING SIGNED BY LANDLORD AND TENANT.

13.3 LIMITATION OF WARRANTIES. LANDLORD AND TENANT EXPRESSLY AGREE THAT THERE ARE AND SHALL BE NO IMPLIED WARRANTIES OF MERCHANTABILITY, HABITABILITY, FITNESS FOR A PARTICULAR PURPOSE OR OF ANY OTHER KIND ARISING OUT OF THIS LEASE, AND THERE ARE NO WARRANTIES WHICH EXTEND BEYOND THOSE EXPRESSLY SET FORTH IN THIS LEASE.


                           ARTICLE 14.  MISCELLANEOUS

14.1 SUCCESSORS AND ASSIGNS. This Lease shall be binding upon and inure to the benefit of Landlord and Tenant and their respective heirs, personal representatives, successors and assigns. It is hereby covenanted and agreed that should Landlord's interest in the Premises cease to exist for any reason during this Lease, then notwithstanding the happening of such event this Lease nevertheless shall remain unimpaired and in full force and effect, and Tenant hereunder agrees to attorn to the then owner of the Premises, and the successor owners shall execute an appropriate instrument recognizing the terms and conditions of this Lease and agree not to disturb the Tenant in its use and enjoyment of the Premises so long as Tenant is not in Default hereunder.

14.2 USE OR RENT TAX. If applicable in the jurisdiction where the Premises are issued, Tenant shall pay and be liable for all rental, sales and use taxes or other similar taxes, if any, levied or imposed by any city, state, county or other governmental body having authority, such payments to be in addition to all other payments required to be paid to Landlord under the terms of this Lease, except that payments shall not include taxes on Landlord's income. Any such payment shall be paid concurrently with the payment of the rent, additional rent, operating expenses or other charge upon which the tax is based as set forth above.

14.3 ACT OF GOD. Unless otherwise specifically provided in this Lease, Landlord shall not be required to perform any covenant or obligation in this Lease, or be liable in damages to Tenant, so long as the performance or non-performance of the covenant or obligation is delayed, caused or prevented by an act of God, force majeure or by Tenant.

14.4 HEADINGS. The section headings appearing in this Lease are inserted only as a matter of convenience and in no way define, limit, construe or describe the scope or intent of any Section.

14.5 NOTICE. All rent and other payments required to be made by Tenant shall be payable to Landlord at the address set forth in Section 1.8. All payments required to be made by Landlord to Tenant shall be payable at the address set forth in Section 1.8, or at any other address within the United States as Tenant may specify from time to time by written notice. Any notice or document required or permitted to be delivered by the terms of this Lease shall be deemed to be delivered (whether or not actually received) three (3) days after the date such notice is deposited in the United States Mail, postage prepaid, certified mail, return receipt requested, addressed to the parties at the respective addresses set forth in Section 1.8.

14.6 TENANT'S AUTHORITY. If Tenant executes this Lease as a corporation, each of the persons executing this Lease on behalf of Tenant does hereby personally represent and warrant that Tenant is a duly authorized and existing corporation, that Tenant is qualified to do business in the state in which the Premises are located, that the corporation has full right and authority to enter into this Lease, and that each person signing on behalf of the corporation is authorized to do so.

14.7 HAZARDOUS SUBSTANCES. Tenant, its agents or employees, shall not bring or permit to remain on the Premises or Building any asbestos, petroleum or petroleum products, explosives, toxic materials, or substances defined as hazardous wastes, hazardous materials, or hazardous substances under any federal, state, or local law or regulation ("Hazardous Materials"), except in such quantities as are common for businesses of the type operated by Tenant in premises similar to those occupied by Tenant, provided that any such materials are handled by Tenant in compliance with all applicable environmental laws. Tenant's violation of the foregoing prohibition shall constitute a material breach and default hereunder and Tenant shall indemnify, hold harmless and defend Landlord from and against any claims, damages, penalties, liabilities, and costs (including reasonable attorney fees and court costs) caused by or arising out of (i) a violation of the foregoing prohibition by Tenant or (ii) the presence of any Hazardous Materials on, under, or about the Premises or the Building during the term of the Lease to the extent caused by or arising out of the actions of Tenant, its agents or employees. Tenant shall clean up, remove, remediate and repair any soil or ground water contamination and damage caused by the presence and any release of any Hazardous Materials in, on, under or about the Premises or the Building during the term of the Lease caused by or arising, in whole or in part, out of the actions of Tenant, its agents or employees, in conformance with the requirements of applicable law. Tenant shall immediately give Landlord written notice of any suspected breach of this paragraph; upon learning of the presence of any release of any Hazardous Materials, and upon receiving any notices from governmental agencies pertaining to Hazardous Materials which may affect the Premises or the Building. The obligations of Tenant hereunder shall survive the expiration or earlier termination, for any reason, of this Lease.

14.8 SEVERABILITY. If any provision of this Lease or the application thereof to any person or circumstances shall be invalid or unenforceable to any extent, the remainder of this Lease and the application of such provisions to other persons or circumstances shall not be affected thereby and shall be enforced to the greatest extent permitted by law.

14.9 LANDLORD'S LIABILITY. If Landlord shall be in default under this Lease and, if as a consequence of such default, Tenant shall recover a money judgment against Landlord, such judgment shall be satisfied only out of the right, title and interest of Landlord in the Building as the same may then be encumbered and neither Landlord nor any person or entity comprising Landlord shall be liable for any deficiency. In no event shall Tenant have the right to levy execution against any property of Landlord nor any person or entity comprising Landlord other than its interest in the Building as herein expressly provided.

14.10 BROKERAGE. Landlord and Tenant each represents and warrants to the other that there is no obligation to pay any brokerage fee, commission, finder's fee or other similar charge in connection with this Lease, other than fees due to Bill Ritter of Welsh Companies, which are the responsibility of Landlord. Each party covenants that it will defend, indemnify and hold harmless the other party from and against any loss or liability by reason of brokerage or similar services alleged to have been rendered to, at the instance of, or agreed upon by said indemnifying party. Notwithstanding anything herein to the contrary, Landlord and Tenant agree that there shall be no brokerage fee or commission due on expansions, options or renewals by Tenant.

14.11 MANAGEMENT AGENT. Landlord hereby notifies Tenant that the person authorized to execute this Lease and manage the Premises is CSM Corporation, a Minnesota corporation, which has been appointed to act as the agent in leasing management and operation of the Building for Landlord and is authorized to accept service of process and receive or give receipts for notices and demands on behalf of Landlord. Landlord reserves the right to change the identity and status of its duly authorized agent upon written notice to Tenant.

14.12 CONTINGENCY. In the event that Landlord has not received necessary approvals to proceed with the Home Depot Stores/PPT Vision Eden Prairie project or has not entered into a lease agreement with Home Depot Stores for the property adjacent to the Premises (designated as "Building B" on attached EXHIBIT A) on or before August 5, 1998, then Landlord or Tenant shall have the option to terminate this Lease with no further obligation to the other party upon written notice to the other party on or before August 7, 1998.

14.13 EXPANSION SPACE. At any time during lease months forty-two through sixty (42-60) (the "Delivery Period"), Landlord agrees to lease and Tenant agrees to accept, an additional, approximate 21,146 square feet of lease space ("Expansion Space"), as depicted on EXHIBIT A, under the following terms and conditions contained in this Lease, with the following modifications:

          A. The delivery date for the Expansion Space shall occur during the Delivery Period and shall be determined by Landlord, provided that Landlord will provide Tenant with not less than six (6) months prior written notice of said delivery date.

          B. The base rental rate for the Expansion Space shall be the same per square foot rate as the rate applicable to the original Premises pursuant to Section 1.4, plus, if applicable, the amortization of "expansion space carrying costs" (as defined in this section).

          C. The term of the Expansion Space shall commence on the delivery date of the Expansion Space and shall expire coterminous with the term of Tenant's existing lease.

          D. In the event that some or all of the Expansion Space is delivered to Tenant with existing office improvements in place, then the area of the Expansion Space with existing office improvements shall be provided to Tenant in the "as is" condition.

          E. In the event that some or all of the Expansion Space is delivered to Tenant with building shell or warehouse finishes in place, then Landlord agrees to provide a tenant improvement allowance of up to $15.00 per square foot for areas with shell or warehouse finishes in place. Landlord agrees to coordinate, design and construct the improvements to the shell or warehouse finish areas of the Expansion Space under the same procedure depicted in Section 6.2.

          F. Landlord's notice to Tenant shall include an amendment to this Lease establishing the delivery date of the Expansion Space, the rentable square foot area of the Expansion Space and the existing office space, the amount of improvement allowance funds available to Tenant, the base rental rate and monthly rental for the Expansion Space, and Tenant's pro-rata share of operating expenses adjusted to reflect the Expansion Space. Additional rent and operating expenses payable on the Expansion Space shall commence upon delivery of the Expansion Space, whether or not construction of tenant improvements to the Expansion Space are necessary or complete.

          G. It shall be a condition of Landlord's obligation to provide the Expansion Space that Tenant is not in Default under Section 11 or this Lease.

          H.    From the Commencement Date until the earlier of:  (1)  the  date
          Landlord delivers the Expansion Space to Tenant; or (2) the date Landlord leases the Expansion Space to an outside party during the period between the Commencement Date and the Expansion Space delivery date; Tenant shall accrue an obligation to Landlord in an amount equal to $4,000.00 per month (or a lesser amount during months of partial occupancy, based on partial month and/or partial space occupancies, determined on a pro-rata basis) to compensate Landlord for its carrying expenses associated with the Expansion Space ("Expansion Space Carrying Costs"), which shall be payable to Landlord upon delivery of the Expansion Space to Tenant. Landlord agrees to exercise good faith efforts to lease the Expansion Space during the period between the Commencement Date and the Expansion Space delivery date.

          I. In the event that the Expansion Space is available prior to the Delivery Period, Tenant may, with three (3) months prior written notice to Landlord, lease the Expansion Space prior to the Delivery
          Period under the same terms and conditions depicted in this section, except that the additional base rent and operating expenses payable on the Expansion Space shall commence three (3) months from the date of Tenant's notice to Landlord, whether or not construction of Tenant's improvements to the Expansion Space is necessarily complete.

                 Landlord's notice to Tenant shall contain reasonable documentation of Tenant's Expansion Space Carrying Costs obligation to the notice date, and an estimate of Tenant's remaining obligation for payment of Expansion Space Carrying Costs, if applicable. Tenant shall be required to pay the full amount to Landlord within sixty (60) days of Landlord's notice, or elect to have such sum amortized as additional base rent for the Premises and the Expansion Space over the remaining term of this Lease, commencing with delivery of the Expansion Space, at an amortization rate of ten percent (10%).

14.14 RIGHT TO TERMINATE. Tenant shall have the one time option to terminate this Lease, with no further obligation, upon the expiration of lease month eighty-four (84) with delivery of written notice indicating Tenant's irrevocable intent to exercise its termination right, and payment of a lease termination fee in the amount of $500,000.00, delivered to Landlord prior to the expiration of lease month seventy-two (72). The termination fee shall be payable fifty percent (50%) upon the date of notice and fifty percent (50%) upon the date which is ninety (90) days prior to the effective date of termination. It shall be a condition of Tenant's Right to Terminate that Tenant shall not be in default under Section 11 of this Lease.

14.15 MARKET RATE OPTION. Upon two hundred seventy (270) days written notice, Tenant may extend the term of this Lease for two (2) additional sixty
(60) month terms under the same conditions contained herein, except that the Base Rental shall be adjusted to reflect the prevailing market rate for comparable space in the Eden Prairie, Minnesota area. In no case shall the adjusted rate(s) be less than the latest rate paid by the Tenant during the primary term or previous extension term of this Lease. It shall be a condition of the exercise of this option that the Tenant not be in Default per Section 11 of this Lease, and further, it shall be a condition of Tenant's second option to extend that Tenant has exercised and faithfully completed its first option term. In the event that Tenant has not provided timely notice of its election to exercise its option to extend as depicted in this section, said option to extend shall be null and void and of no further force and effect.

14.16 LANDLORD DEFAULT. In the event of any default in the performance of any obligation of Landlord under this Lease, Tenant will deliver to Landlord written notice listing the reasons for Landlord's default and Landlord will have thirty (30) days following receipt of such notice to cure such default or, in the event the default cannot reasonably be cured within a thirty (30) day period, to commence action and proceed diligently to cure such default. A copy of such notice to Landlord will be sent to any lessor under any ground lease or holder of any other mortgage or deed of trust of which Tenant has been notified in writing, and any such lessor or holder will also have the same rights to cure such default. Tenant shall be entitled to recover from Landlord any damages arising out of Landlord's breach of this Lease and to exercise any other rights or remedies provided at law or in equity.

14.17 SUBMISSION OF LEASE. Submission of this Lease to Tenant for signature does not constitute a reservation of space or an option to lease. This Lease is not effective until execution by and delivery to both Landlord and Tenant.


IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease effective the day and year first above written.


LANDLORD                                TENANT

CSM PROPERTIES, INC.                    PPT VISION, INC.


BY:   /s/David Carland                  BY:   /s/Joseph C. Christenson

ITS:  Vice President                    ITS:  President


                 EXHIBIT 23:  CONSENT OF INDEPENDENT ACCOUNTANTS
                 -----------------------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8, Numbers 33-39459, 33-61266, 333-00665 and 333-48065 of
PPT Vision, Inc. of our report dated November 20, 1998 appearing in this Annual Report on Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers, LLP
Minneapolis, Minnesota
January 29, 1999