Form 10-Q
period 1999-01-31
PPT VISION INC
filed 1999-03-15
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended January 31, 1999
                         Commission File Number 0-11518



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

Shares of $.10 par value common stock outstanding at February 24, 1999:
5,397,809
                                                  Total pages this report:  13


                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Unaudited Financial Statements

           Balance Sheets as of January 31, 1999 and................   3
           October 31, 1998

           Income Statements for the Three-month periods............   4
           ended January 31, 1999 and January 31, 1998

           Statements of Cash Flows for the Three-month periods.....   5
           ended January 31, 1999 and January 31, 1998

           Notes to Financial Statements--January 31, 1999..........   6

Item 2.    Management's Discussion and Analysis of..................   7
           Financial Condition and Results of Operations

Part II.   Other Information........................................  12
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  13
           ----------

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                      January 31, 1999  October 31, 1998
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 1,011,000       $ 1,986,000
Investments...........................   13,997,000        15,009,000
Accounts receivable, net..............    2,230,000         2,841,000
Inventories:
  Manufactured and purchased parts....    1,956,000         1,648,000
  Work-in-process.....................      654,000           339,000
  Finished goods......................       20,000            20,000
                                        ------------      ------------
Inventories, net......................    2,630,000         2,007,000
Other current assets..................      268,000           254,000
                                        ------------      ------------
     Total current assets.............   20,136,000        22,097,000

Fixed assets, net.....................    2,413,000         2,254,000
Other assets, net.....................    3,520,000         3,536,000
Deferred income taxes.................    2,123,000         1,688,000
                                        ------------      ------------
     Total assets.....................  $28,192,000       $29,575,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $ 1,217,000       $ 1,602,000

Deferred rent.........................       93,000           102,000

Shareholders' equity:
Common stock..........................      539,000           544,000
Capital in excess of par value........   29,483,000        29,275,000
Accumulated (deficit).................   (3,118,000)       (2,407,000)
Unrealized gain (loss), investments...      (22,000)            9,000
                                        ------------      ------------
     Total shareholders' equity.......   26,882,000        27,871,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $28,192,000       $29,575,000
                                        ============      ============


                                PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended
                                 January 31,
                           ------------------------
                              1999         1998
                           -----------  -----------
Net revenues.............  $1,735,000   $4,004,000
Cost of sales............     862,000    1,668,000
                           -----------  -----------
Gross profit.............     873,000    2,336,000

Expenses:
  Selling................   1,082,000    1,106,000
  General and
   administrative........     321,000      305,000
  Research and
   development...........     839,000      685,000
                           -----------  -----------
  Total expenses.........   2,242,000    2,096,000
                           -----------  -----------
Income (loss) from
 operations..............  (1,369,000)     240,000

Interest income..........     214,000      275,000
Other income.............       8,000        2,000
                           -----------  -----------
Income (loss) before
  taxes..................  (1,147,000)     517,000
Income tax benefit
  (expense)..............     436,000     (196,000)
                           -----------  -----------
Net income (loss)........  $ (711,000)  $  321,000
                           ===========  ===========
Per share data:
Common shares outstanding   5,415,000    5,388,000
Common and common
  equivalent shares
  outstanding............   5,455,000    5,557,000

Basic earnings per share.  $    (0.13)  $     0.06
                           ===========  ===========
Diluted earnings per share $    (0.13)  $     0.06
                           ===========  ===========



                                PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               Three Months      Three Months
                                                   Ended             Ended
                                             January 31, 1999  January 31, 1998
                                             ----------------  ----------------
Net income.(loss)...............................  $ (711,000)      $   321,000
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization..................     242,000           150,000
 Deferred rent..................................      (9,000)           (9,000)
 Deferred income tax (benefit).expense..........    (436,000)          190,000
 Accrued interest income........................     (39,000)         (143,000)
 Realized gain on sale of investments...........      (6,000)           (2,000)
Change in assets and liabilities
 Accounts receivable............................     611,000          (807,000)
 Inventories....................................    (623,000)         (108,000)
 Other assets...................................     (14,000)           (5,000)
 Accounts payable and accrued expenses..........    (385,000)          159,000
                                                  ----------        ----------
  Total adjustments.............................    (659,000)         (575,000)
                                                  ----------        ----------
  Net cash provided by (used in)
   operating activities.........................  (1,370,000)         (254,000)

Cash flows from investing activities:
 Purchase of fixed assets.......................    (367,000)         (403,000)
 Purchase of investments........................  (4,278,000)       (5,744,000)
 Sales and maturities of investments............   5,304,000         4,587,000
 Net investment in other long-term assets.......     (17,000)          (36,000)
                                                  ----------        ----------
  Net cash provided by (used in)
   investing activities.........................     642,000        (1,596,000)

Cash flows from financing activities
 Proceeds from issuance of common stock.........       5,000             8,000
 Repurchases of common stock....................    (252,000)              --
                                                  ----------        ----------
  Net cash provided by (used in)
   financing activities.........................    (247,000)            8,000
                                                  ----------        ----------

Net increase (decrease) in cash and
 cash equivalents...............................    (975,000)       (1,842,000)

Cash and cash equivalents at beginning of year..   1,986,000         4,027,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 1,011,000       $ 2,185,000
                                                  ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.................................... $     --           $    6,000
  Interest......................................       --                --


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

JANUARY 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Balance Sheet at October 31, 1998 has been derived from the Company's audited financial statements for the fiscal year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.


Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
  Net Revenues: Net revenues decreased 57% to $1,735,000 for the three-month period ended January 31, 1999, compared to net revenues of $4,004,000 for the same period in fiscal 1998. Sales of the Company's machine vision systems decreased to 64 for the first quarter of fiscal 1999 versus 149 for the same period in fiscal 1998. Gross revenues for the first quarter of fiscal 1999 decreased 59% in North America and 50% outside North America. Sales to customers outside North America represented 45% of gross revenues in the first quarter of fiscal 1999, compared to 39% for the same period in fiscal 1998. The decrease in net revenues during the first quarter of fiscal 1999 was primarily the result of declines in the electronics segment as well as new-product introduction delays.

  Gross Profit: Gross profit decreased 63% to $873,000 for the three-month period ended January 31, 1999, compared to $2,336,000 for the same period in fiscal 1998. As a percentage of net revenues, the gross profit for the first quarter of fiscal 1999 decreased to 50% compared to 58% for the same period in fiscal 1998. The decrease in gross profit is primarily due to the decline in net revenues. The decrease in gross profit as a percentage of net revenues is mainly a factor of unfavorable manufacturing variances resulting from decreased production volumes.

  Selling Expenses: Selling expenses decreased 2% to $1,082,000 for the three-month period ended January 31, 1999, compared to $1,106,000 for the same period in fiscal 1998. As a percentage of net revenues, selling expenses increased to 62% for the first quarter of fiscal 1999, compared to 28% for the same period in fiscal 1998. The increase in expenses as a percentage of net revenues is mainly related to the decline in net revenues. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may increase somewhat in fiscal 1999 as the Company makes the necessary investments to support strategic initiatives.

  General and Administrative Expenses: General and administrative expenses increased 6% to $321,000 for the three-month period ended January 31, 1999, compared to $305,000 for the same period in fiscal 1998. As a percentage of net revenues, general and administrative expenses increased to 19% for the first quarter of fiscal 1999, compared to 13% for the same period in fiscal 1998. The increase in expenditures is primarily attributable to increased expenses associated with opearting the Company as it prepares for continued growth. The increase in expenses as a percentage of net revenues is primarily related to the decline in net revenues.

  Research and Development Expenses: Research and development expenses increased 23% to $839,000 for the three-month period ended January 31, 1999, compared to $685,000 for the same period in fiscal 1998. As a percentage of net revenues, research and development expenses increased to 48% for the first quarter of fiscal 1999, compared to 17% for the first quarter of fiscal 1998. The increase in expenditures is mainly due to resource commitments required to support new product development programs. The increase in expenses as a percentage of net revenues is primarily due to the decline in net revenues. The Company believes that during the remainder of fiscal 1999, research and development expenses may increase as the Company commits the resources necessary to support strategic initiatives.

  Interest income decreased 22% to $275,000 for the three-month period ended January 31, 1999, compared to $275,000 for the same period in fiscal 1998.

  Income Tax Benefit (Expense): Income tax benefit of $436,000 was recorded for the three-month period ended January 31, 1999, compared to income tax expense of $196,000 for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital decreased to $20,495,000 at January 31, 1999 from $22,887,000 at October 31, 1998. The Company financed its operations in the first quarter of fiscal 1999 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities in the first quarter of fiscal 1999 was $1,370,000. Accounts receivable decreased $611,000 primarily due to the decrease in sales in the first quarter of fiscal 1999. Inventories increased $623,000 in the first quarter of fiscal 1999 primarily due to sales levels falling below planned production levels and raw material purchases to support new products.

  Net cash provided by investing activities was $642,000, primarily due to sales and maturities of investments. The Company used $367,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. Investments consist of short-term investment grade securities. In September of 1999 the Board of Directors of PPT Vision, Inc. authorized the Company to repurchase up to 750,000 shares of its Common Stock. The Company used $252,000 of cash to repurchase 49,600 shares of its Common Stock in the first quarter of fiscal 1999.

  Current assets decreased to $20,136,000 at January 31, 1999 from $22,097,000 at October 31, 1998. Investments decreased to $13,997,000 at January 31, 1999 from $15,009,000 at October 31, 1998. Cash and cash equivalents decreased to $1,011,000 at January 31, 1999 from $1,986,000 at October 31, 1998. These decreases were primarily related to the net cash used in operating activities.

  The Company's current liabilities decreased to $1,217,000 at January 31, 1999 from $1,602,000 at October 31, 1998. The current liabilities at October 31, 1998 included a $300,000 short-term liability related to the Company's 1998 purchase of technology from Medar, Inc. During the first quarter of fiscal 1999, $150,000 was paid against this short-term liability, leaving a balance of $150,000 at January 31, 1999.

  The Company expects that its capital expenditures for fiscal 1999 may increase slightly from the $1.3 million in the first quarter of fiscal 1999, primarily for computer, lab and manufacturing equipment. At March 15, 1999, the Company had commitments for approximately $289,000 of capital equipment. The Company is also obligated to pay an additional $150,000 to Medar, Inc., subject to the achievement by Medar of certain developmental milestones. The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at January 31, 1999 will be adequate for its working capital and capital resource needs during fiscal 1999.

YEAR 2000 READINESS
-------------------
  The Company has analyzed the potential impact of the year 2000 issue on both the Company's products and on critical business systems and development systems used in the Company's internal operations. In response to the year 2000 issue, the Company upgraded its current enterprise resource planning ("ERP") system to the most recent revision level, which is year 2000 compliant. The cost of this upgrade was included in the normal annual maintenance fee that the Company pays to the provider of the software. Regarding its own product offerings, the Company has tested the software and hardware included in its products and believes that all currently shipping products are year 2000 compliant. The Company also has available low-cost alternatives to retrofit systems in the field for year 2000 compliance. To date, the incremental costs to the Company associated with the year 2000 issue have been minimal. The Company believes that the costs of addressing any remaining year 2000 issues will not have a material adverse impact on the Company's financial position. Based on the Company's review of its own products and critical business systems and development systems, the Company has not felt it necessary to put in place formal contingency plans. However, the Company will take appropriate and timely action to resolve any significant year 2000 issues that become apparent.

FORWARD LOOKING STATEMENT
-------------------------
  Certain of the statements contained in this Form 10-Q that relate to expectations regarding future sales and profitability contain forward-looking statements regarding future performance of the Company. The Company's actual results could differ materially from the estimates made in the forward-looking statements as a result of a number of factors, including (i) risks and uncertainty in the market for machine vision, (ii) cyclicality of capital spending by customers, (iii) quarterly fluctuations in operating results by the Company due to the long selling cycle for machine vision products, (iv) dependence on principal customers, including the Company's international distributors, (v) competition in the Company's principal markets and (vi) the Company's ability to obtain intellectual property protection for its proprietary technology and protect itself against adverse intellectual property claims from third parties, (vii) the Company's ability to continue to enhance its current products and develop new products that keep pace with technological developments and evolving industry standards. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statement, which speak only as of the date made. A more detailed presentation of certain factors is included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.


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

Date: March 15, 1999

                                        /s/Thomas R. Northenscold
                                        -----------------------------
                                        Thomas R. Northenscold
                                        (Principal Accounting Officer)
                                        Chief Financial Officer