Form 10-Q
period 1999-04-30
PPT VISION INC
filed 1999-06-14
CIK 704460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 1999
                         Commission File Number 0-11518



                                PPT VISION, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                    41-1413345
   ----------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)



       12988 Valley View Road              Eden Prairie, Minnesota  55344
    ----------------------------------------------------------------------
                 (Address of principal executive offices)     (Zip Code)

                             (612) 996-9500
    ----------------------------------------------------------------------
           (Registrant's telephone number including area code)


       10321 West 70th Street              Eden Prairie, Minnesota  55344
    ----------------------------------------------------------------------
            (Former name, former address and former fiscal year
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No

Shares of $.10 par value common stock outstanding at
June 14, 1999: 5,401,559
                                               Total pages this report:  11


                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Financial Statements

           Balance Sheets as of April 30, 1999
           October 31, 1998.........................................   3

           Income Statements for the Three and Six Months Ended
           April 30, 1999 and April 30, 1998........................   4

           Statements of Cash Flows for the Six Months Ended
           April 30, 1999 and April 30, 1998........................   5

           Notes to Interim Financial Statements--April 30, 1999....   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................   6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk 10


Part II.   Other Information........................................  10
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  11
           ----------

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                       April 30, 1999   October 31, 1998
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 4,464,000       $ 1,986,000
Investments...........................    8,611,000        15,009,000
Accounts receivable, net..............    3,572,000         2,841,000
Inventories:
  Manufactured and purchased parts....    1,677,000         1,648,000
  Work-in-process.....................      371,000           339,000
  Finished goods......................       58,000            20,000
                                        ------------      ------------
Inventories, net......................    2,106,000         2,007,000
Other current assets..................      329,000           254,000
                                        ------------      ------------
     Total current assets.............   19,082,000        22,097,000

Fixed assets, net.....................    2,618,000         2,254,000
Other assets, net.....................    3,506,000         3,536,000
Deferred income taxes.................    2,274,000         1,688,000
                                        ------------      ------------
     Total assets.....................  $27,480,000       $29,575,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $ 1,024,000       $ 1,602,000

Deferred rent.........................       83,000           102,000

Shareholders' equity:
Common stock..........................      538,000           544,000
Capital in excess of par value........   29,405,000        29,725,000
Accumulated (deficit).................   (3,524,000)       (2,407,000)
Unrealized gain (loss), investments...      (46,000)            9,000
                                        ------------      ------------
     Total shareholders' equity.......   26,373,000        27,871,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $27,480,000       $29,575,000
                                        ============      ============


                                 PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended          Six Months Ended
                                  April 30,                  April 30,
                           ------------------------  --------------------------
                              1999         1998           1999         1998
                           -----------  -----------  ------------  ------------
Net revenues.............  $3,247,000   $3,177,000   $ 4,982,000   $ 7,182,000
Cost of sales............   1,414,000    1,266,000     2,277,000     2,934,000
                           -----------  -----------  ------------  ------------
Gross profit.............   1,833,000    1,911,000     2,705,000     4,248,000

Expenses:
  Selling................   1,310,000    1,222,000     2,392,000     2,328,000
  General and
   administrative........     408,000      324,000       729,000       629,000
  Research and
   development...........     859,000      758,000     1,698,000     1,443,000
                           -----------  -----------  ------------  ------------
  Total expenses.........   2,577,000    2,304,000     4,819,000     4,400,000
                           -----------  -----------  ------------  ------------
Income (loss) from
 operations..............    (744,000)    (393,000)   (2,114,000)     (152,000)

Interest income..........     178,000      261,000       393,000       536,000
Other income.............       9,000        3,000        17,000         4,000
                           -----------  -----------  ------------  ------------
Net income (loss)
  before taxes...........    (557,000)    (129,000)   (1,704,000)      388,000
Income tax benefit
  (expense)..............     151,000       49,000       587,000      (147,000)
                           -----------  -----------  ------------  ------------
Net income (loss)........  $ (406,000)  $  (80,000) $ (1,117,000)   $   241,000
                           ===========  ===========  ============  ============
Per share data:
Common shares outstanding   5,397,000    5,408,000     5,406,000      5,398,000
Common and common
  equivalent shares
  outstanding............   5,397,000    5,408,000     5,406,000      5,522,000
Basic earnings (loss)
  per share..............  $    (0.08)  $    (0.01)   $    (0.21)   $     0.04
                           ===========  ===========  ============  ============
Diluted earnings (loss)
  per share............... $    (0.08)  $    (0.01)   $    (0.21)   $     0.04
                           ===========  ===========  ============  ============




                                 PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                Six Months        Six Months
                                                   Ended             Ended
                                              April 30, 1999    April 30, 1998
                                             ----------------  ----------------
Net income(loss)...............................  $(1,117,000)    $     241,000
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization..................     487,000           306,000
 Deferred rent..................................     (19,000)          (17,000)
 Deferred income tax (benefit).expense..........    (586,000)           79,000
 Accrued interest income........................     (16,000)         (204,000)
 Realized gain on sale of investments...........     (15,000)           (2,000)
Change in assets and liabilities
 Accounts receivable............................    (731,000)          (28,000)
 Inventories....................................     (99,000)         (490,000)
 Other assets...................................     (75,000)           (4,000)
 Accounts payable and accrued expenses..........    (578,000)         (581,000)
                                                  ----------        ----------
  Total adjustments.............................  (1,632,000)         (941,000)
                                                  ----------        ----------
  Net cash used in
   operating activities.........................  (2,749,000)         (700,000)

Cash flows from investing activities:
 Purchase of fixed assets.......................    (783,000)         (715,000)
 Purchase of investments........................  (5,183,000)      (12,519,000)
 Sales and maturities of investments............  11,557,000        11,383,000
 Net investment in other long-term assets.......     (38,000)         (576,000)
                                                  ----------        ----------
  Net cash provided by (used in)
   investing activities.........................   5,553,000        (2,427,000)

Cash flows from financing activities
 Proceeds from issuance of common stock.........      73,000           129,000
 Repurchases of common stock....................    (399,000)              --
                                                  ----------        ----------
  Net cash provided by (used in)
   financing activities.........................    (326,000)          129,000
                                                  ----------        ----------

Net increase (decrease) in cash and
 cash equivalents...............................   2,478,000        (2,998,000)

Cash and cash equivalents at beginning of year..   1,986,000         4,027,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 4,464,000       $ 1,029,000
                                                  ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.................................... $     --           $    68
  Interest......................................       --                --


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

April 30, 1999

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

The Balance Sheet at October 31, 1998 has been derived from the Company's audited financial statements for the fiscal year ended October 31, 1998 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

  Net Revenues: Net revenues increased 2% to $3,247,000 for the three-month period ended April 30, 1999, compared to net revenues of $3,177,000 for the same period in fiscal 1998. For the six-month period ended April 30, 1999, net revenues decreased 31% to $4,982,000 compared to net revenues of $7,182,000 for the same period in fiscal 1998. Unit sales of the Company's machine vision systems decreased to 97 for the second quarter of fiscal 1999 versus 126 for the same period in fiscal 1998. However, the Company's average selling price per machine vision system sold during the three-month period ended April 30, 1999 increased 35% compared to the same period in fiscal 1998. The increase in the average selling price is attributed to shipments of the Company's new DSL systems (Digital Serial Link) during the three-month period ended April 30, 1999. For the six-month period ended April 30, 1998, unit sales decreased to 161 compared to 275 for the same period in fiscal 1998. Gross revenues for the first six months of fiscal 1999 decreased 22% in North America and 44% outside North America. Sales to customers outside North America represented 29% of gross revenues for the first six months of fiscal 1999, compared to 36% for the same period in fiscal 1998. The decrease in net revenues for the first six months of fiscal 1999 was primarily the result of declines in the electronics segment as well as new product introduction delays experienced in the first quarter of fiscal 1999.

  Gross Profit: Gross profit decreased 4% to $1,833,000 for the three-month period ended April 30, 1999, compared to $1,911,000 for the same period in fiscal 1998. For the six-month period ended April 30, 1999, gross profit decreased 36% to $2,705,000, compared to $4,248,000 for the same period in fiscal 1998. As a percentage of net revenues, the gross profit for the second quarter of fiscal 1999 decreased to 56%, compared to 60% for the same period in fiscal 1998. For the six-month period ended April 30, 1999, gross profit as a percentage of net revenues decreased to 54%, compared to 59% for the same period in fiscal 1998. This decrease in gross profit in absolute dollars for the first six months of fiscal 1999 is primarily due to the decrease in sales and costs associated with the introduction of new products. The decrease in gross profit as a percentage of net revenues is mainly a factor of unfavorable manufacturing variances resulting from decreased production volumes. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in the remainder of fiscal 1999 due to shifts in geographic and product mix as well as normal start-up costs associated with new product introductions.

  Selling Expenses: Selling expenses increased 7% to $1,310,000 for the three-month period ended April 30, 1999, compared to $1,222,000 for the same period in fiscal 1998. For the six-month period ended April 30, 1999, selling expenses increased 3% to $2,392,000, compared to $2,328,000 for the same period in fiscal 1998. As a percentage of net revenues, selling expenses increased to 40% for the second quarter of fiscal 1999, compared to 38% for the second quarter of fiscal 1998. For the six-month period ended April 30, 1999, selling expenses as a percentage of net revenues increased to 48%, compared to 32% for the same period in fiscal 1998. The increase in expenses as a percentage of net revenues is mainly related to the decline in net revenues. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may increase somewhat in fiscal 1999 as the Company makes the necessary investments to support strategic initiatives.

  General and Administrative Expenses: General and administrative expenses increased 26% to $408,000 for the three-month period ended April 30, 1998, compared to $324,000 for the same period in fiscal 1998. For the six-month period ended April 30, 1999, general and administrative expenses increased 16% to $729,000, compared to $629,000 for the same period in fiscal 1998. As a percentage of net revenues, general and administrative expenses increased to 13% for the second quarter of fiscal 1999, compared to 10% for the second quarter of fiscal 1998. For the six-month period ended April 30, 1999, general and administrative expenses as a percentage of net revenues increased to 15%, compared to 9% for the same period in fiscal 1998. The increase in expenditures is primarily attributable to increased expenses associated with operating the Company as it prepares for continued growth. The increase in expenses as a percentage of net revenues is primarily related to the decline in net revenues.

  Research and Development Expenses: Research and development expenses increased 13% to $859,000 for the three-month period ended April 30, 1998, compared to $758,000 for the same period in fiscal 1998. For the six-month period ended April 30, 1999, research and development expenses increased 18% to $1,698,000, compared to $1,443,000 for the same period in fiscal 1998. As a percentage of net revenues, research and development expenses increased to 26% for the second quarter of fiscal 1999, compared to 24% for the second quarter of fiscal 1998. For the six-month period ended April 30, 1999, research and development expenses as a percentage of net revenues increased to 34%, compared to 20% for the same period in fiscal 1998. The increase in expenditures is mainly due to resource commitments required to support new product development programs. The increase in expenses as a percentage of net revenues is primarily due to the decline in net revenues. The Company believes that during the remainder of fiscal 1999, research and development expenses may increase as the Company commits the resources necessary to support strategic initiatives.

  Interest income decreased 32% to $178,000 for the three-month period ended April 30, 1999, compared to $261,000 for the same period in fiscal 1998. For the six-month period ended April 30, 1999, interest income decreased 27% to $393,000, compared to $536,000 for the same period in fiscal 1998. The decrease in interest income is primarily related to a reduction in the balances in cash and cash equivalents and short-term investments.

  Income Tax Benefit (Expense): Income tax benefit of $151,000 was recorded for the three-month period ended April 30, 1999, compared to $49,000 for the same period in fiscal 1998. For the six-month period ended April 30, 1999, income tax benefit of $587,000 was recorded, compared to income tax expense of $147,000 for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital decreased to $18,058,000 at April 30, 1999 from $20,495,000 at October 31, 1998. The Company financed its operations during the first six months of fiscal 1999 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the first six months of fiscal 1999 was $2,749,000. Accounts receivable increased $731,000 primarily due to shipments during April 1999. Inventories increased only slightly by $99,000 during the first six months of fiscal 1999.

  Net cash provided by investing activities was $5,553,000, primarily due to sales and maturities of investments. The Company used $783,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. Investments consist of short-term investment grade securities. In September of 1999 the Board of Directors of PPT Vision, Inc. authorized the Company to repurchase up to 750,000 shares of its Common Stock. The Company used $399,000 of cash to repurchase 79,600 shares of its Common Stock in the first six months of fiscal 1999.

  Current assets decreased to $19,082,000 at April 30, 1999 from $22,097,000 at October 31, 1998. Investments decreased to $8,611,000 at April 30, 1999 from $15,009,000 at October 31, 1998. Cash and cash equivalents increased to $4,464,000 at April 30, 1999 from $1,986,000 at October 31, 1998.

  The Company's current liabilities decreased to $1,024,000 at April 30, 1999 from $1,602,000 at October 31, 1998. The current liabilities at October 31, 1998 included a $300,000 short-term liability related to the Company's 1998 purchase of technology from Medar, Inc. During the first six months of fiscal 1999, the entire balance of $300,000 was paid.

  The Company expects that its capital expenditures for fiscal 1999 may increase slightly from the $1.3 million in fiscal 1998, primarily for computer, lab and manufacturing equipment. At June 14, 1999, the Company had commitments for approximately $125,000 of capital equipment. The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at April 30, 1999 will be adequate for its working capital and capital resource needs during fiscal 1999.

YEAR 2000 READINESS
-------------------
  The Company has analyzed the potential impact of the year 2000 issue on both the Company's products and on critical business systems and development systems used in the Company's internal operations. In response to the year 2000 issue, the Company upgraded its current enterprise resource planning ("ERP") system to the most recent revision level, which is year 2000 compliant. The cost of this upgrade was included in the normal annual maintenance fee that the Company pays to the provider of the software. Regarding its own product offerings, the Company has tested the software and hardware included in its products and believes that all products currently being shipped are year 2000 compliant. The Company also has available low-cost alternatives to retrofit systems in the field for year 2000 compliance. To date, the incremental costs to the Company associated with the year 2000 issue have been minimal. The Company believes that the costs of addressing any remaining year 2000 issues will not have a material adverse impact on the Company's financial position. Based on the Company's review of its own products and critical business systems and development systems, the Company has not felt it necessary to put in place formal contingency plans. However, the Company will take appropriate and timely action to resolve any significant year 2000 issues that become apparent.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

     Not Applicable.

PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------
  The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving any pending matters will not have a material adverse impact on the Company's financial position or its annual results of operations.
For further information see *Patents and Proprietary Rights" and *Important Factors Regarding Forward-Looking Statements- Proprietary Technology" in Part 1, Item 1 of the Company's Annual Report on Form
10-K for the year ended October 31, 1998.

Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          None


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          On March 11, 1999, the Company held its Annual Meeting of Shareholders. At the meeting the following action was taken:

          (a) The following persons were re-elected to the Company's Board of Directors receiving the votes set forth opposite their names:

                                         For       Withheld
                                      ----------   --------
               Joseph C. Christenson..  4,637,173     4,296
               Larry G. Paulson.......  4,637,173     4,296
               Bruce C. Huber.........  4,636,873     4,596
               Peter R. Peterson......  4,637,316     4,153
               David Malmberg.........  4,636,873     4,596




Item 5:   OTHER INFORMATION
          -----------------
          None

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page
             1. Exhibit 27 - Financial Data Schedule....................  12

          (b)   Reports on Form 8-K

                The Company filed no reports on Form 8-K during the quarter ended April 30, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PPT VISION, INC.

Date: June 14, 1999

                                        /s/Richard R. Peterson
                                        -----------------------------
                                        Richard R. Peterson
                                        (Principal Accounting Officer)
                                        Chief Financial Officer