Form 10-Q
period 1999-07-31
PPT VISION INC
filed 1999-09-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 1999
                         Commission File Number 0-11518



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

Shares of $.10 par value common stock outstanding at
September 14, 1999: 5,255,675
                                               Total pages this report:  12


                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Financial Statements

           Balance Sheets as of July 31, 1999 and
           October 31, 1998.........................................  3

           Income Statements for the Three and Nine Months Ended
           July 31, 1999 and July 31, 1998........................    4

           Statements of Cash Flows for the Nine Months Ended
           July 31, 1999 and July 31, 1998..........................  5

           Notes to Interim Financial Statements--July 31, 1999.....  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  6

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk .............................................  10


Part II.   Other Information........................................  10
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  12
           ----------

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                       July 31, 1999    October 31, 1998
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 2,588,000       $ 1,986,000
Investments...........................    9,266,000        15,009,000
Accounts receivable, net..............    3,904,000         2,841,000
Inventories:
  Manufactured and purchased parts....    1,667,000         1,648,000
  Work-in-process.....................      386,000           339,000
  Finished goods......................       26,000            20,000
                                        ------------      ------------
Inventories, net......................    2,079,000         2,007,000
Other current assets..................      125,000           254,000
                                        ------------      ------------
     Total current assets.............   17,962,000        22,097,000

Fixed assets, net.....................    3,251,000         2,254,000
Other assets, net.....................    3,258,000         3,536,000
Deferred income taxes.................    2,274,000         1,688,000
                                        ------------      ------------
     Total assets.....................  $26,745,000       $29,575,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities...................  $ 1,163,000       $ 1,602,000

Deferred rent.........................            -           102,000

Shareholders' equity:
Common stock..........................      547,000           544,000
Capital in excess of par value........   29,671,000        29,725,000
Accumulated (deficit).................   (4,569,000)       (2,407,000)
Unrealized gain (loss), investments...      (67,000)            9,000
                                        ------------      ------------
     Total shareholders' equity.......   25,582,000        27,871,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $26,745,000       $29,575,000
                                        ============      ============


                                 PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended          Nine Months Ended
                                   July 31,                   July 31,
                           ------------------------  --------------------------
                              1999         1998           1999         1998
                           -----------  -----------  ------------  ------------
Net revenues.............  $2,915,000   $3,185,000   $ 7,897,000   $10,367,000
Cost of sales............   1,323,000    1,349,000     3,600,000     4,283,000
                           -----------  -----------  ------------  ------------
Gross profit.............   1,592,000    1,836,000     4,297,000     6,084,000

Expenses:
  Selling................   1,131,000    1,063,000     3,241,000     3,134,000
  General and
   administrative........     509,000      318,000     1,237,000       947,000
  Research and
   development...........   1,158,000      850,000     3,138,000     2,549,000
                           -----------  -----------  ------------  ------------
  Total expenses.........   2,798,000    2,231,000     7,616,000     6,630,000
                           -----------  -----------  ------------  ------------
Loss from
 operations..............  (1,206,000)    (395,000)   (3,319,000)     (546,000)

Interest income..........     161,000      231,000       554,000       766,000
Other income.............           -        4,000        17,000         8,000
                           -----------  -----------  ------------  ------------
Net income (loss)
  before taxes...........  (1,045,000)    (160,000)   (2,748,000)      228,000
Income tax benefit
  (expense)..............           -       61,000       587,000       (86,000)
                           -----------  -----------  ------------  ------------
Net income (loss)........ $(1,045,000)  $  (99,000) $ (2,161,000)   $  142,000
                           ===========  ===========  ============  ============
Per share data:
Common shares outstanding   5,440,000    5,448,000     5,418,000      5,415,000
Common and common
  equivalent shares
  outstanding............   5,440,000    5,448,000     5,418,000      5,544,000
Basic earnings (loss)
  per share..............  $    (0.19)  $    (0.02)   $    (0.40)   $      0.03
                           ===========  ===========  ============  ============
Diluted earnings (loss)
  per share............... $    (0.19)  $    (0.02)   $    (0.40)   $      0.03
                           ===========  ===========  ============  ============




                                 PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                Nine Months       Nine Months
                                                   Ended             Ended
                                               July 31, 1999     July 31, 1998
                                             ----------------  ----------------
Net income(loss)...............................  $(2,161,000)    $     142,000
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization..................     730,000           468,000
 Deferred rent..................................    (102,000)          (26,000)
 Deferred income tax (benefit).expense..........    (586,000)           16,000
 Accrued interest income........................      53,000          (148,000)
 Realized gain on sale of investments...........     (14,000)           (2,000)
Change in assets and liabilities
 Accounts receivable............................  (1,063,000)          159,000
 Inventories....................................     (72,000)         (506,000)
 Other assets...................................     129,000            57,000
 Accounts payable and accrued expenses..........    (439,000)         (914,000)
                                                  ----------        ----------
  Total adjustments.............................  (1,364,000)         (896,000)
                                                  ----------        ----------
  Net cash used in
   operating activities.........................  (3,525,000)         (754,000)

Cash flows from investing activities:
 Purchase of fixed assets.......................  (1,442,000)         (842,000)
 Purchase of investments........................  (8,842,000)      (16,526,000)
 Sales and maturities of investments............  14,468,000        18,267,000
 Net investment in other long-term assets.......      (5,000)       (2,165,000)
                                                  ----------        ----------
  Net cash provided by (used in)
   investing activities.........................   4,179,000        (1,266,000)

Cash flows from financing activities
 Proceeds from issuance of common stock.........     363,000           283,000
 Repurchases of common stock....................    (415,000)              --
                                                  ----------        ----------
  Net cash (used in) provided by
   financing activities.........................     (52,000)          283,000
                                                  ----------        ----------

Net increase (decrease) in cash and
 cash equivalents...............................     602,000        (1,737,000)

Cash and cash equivalents at beginning of year..   1,986,000         4,027,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 2,588,000       $ 2,290,000
                                                  ==========        ==========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.................................... $     --           $    70
  Interest......................................       --                --


                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

July 31, 1999

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

NOTE B - RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the July 31, 1999 presentation.

Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

  Net Revenues: Net revenues decreased 8% to $2,915,000 for the three-month period ended July 31, 1999, compared to net revenues of $3,185,000 for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, net revenues decreased 24% to $7,897,000 compared to net revenues of $10,367,000 for the same period in fiscal 1998. Unit sales of the Company's machine vision systems increased to 118 for the third quarter of fiscal 1999 versus 115 for the same period in fiscal 1998. Unit sales were positively impacted by the new Passport and Scout DSL digital vision system sales and the introduction of the Scout 1 vision system in the third quarter. The Scout 1 vision system represents a lower cost single camera solution. The Company's average selling price per machine vision system sold during the three-month period ended July 31, 1999 decreased 10% compared to the same period in fiscal 1998. This decrease is attributable to the naturally lower average selling price on our newly introduced Scout 1 vision system. For the nine-month period ended July 31, 1998, unit sales decreased to 279 compared to 390 for the same period in fiscal 1998. Gross revenues for the first nine months of fiscal 1999 decreased 14% in North America and 39% outside North America. Sales to customers outside North America represented 30% of gross revenues for the first nine months of fiscal 1999, compared to 37% for the same period in fiscal 1998. The decrease in net revenues for the first nine months of fiscal 1999 was primarily the result of declines in the electronics segment as well as new product introduction delays experienced in the first quarter of fiscal 1999.

  Gross Profit: Gross profit decreased 13% to $1,592,000 for the three-month period ended July 31, 1999, compared to $1,836,000 for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, gross profit decreased 29% to $4,297,000, compared to $6,084,000 for the same period in fiscal 1998. As a percentage of net revenues, the gross profit for the third quarter of fiscal 1999 decreased to 55%, compared to 58% for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, gross profit as a percentage of net revenues decreased to 54%, compared to 59% for the same period in fiscal 1998. This decrease in gross profit in absolute dollars for the first nine months of fiscal 1999 is primarily due to the decrease in sales volumes and additional costs associated with the introduction of new products. The decrease in gross profit as a percentage of net revenues is mainly a factor of unfavorable manufacturing variances resulting from decreased production volumes. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in the remainder of fiscal 1999 due to shifts in geographic and product mix as well as normal start-up costs associated with new product introductions.

  Selling Expenses: Selling expenses increased 6% to $1,131,000 for the three-month period ended July 31, 1999, compared to $1,063,000 for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, selling expenses increased 3% to $3,241,000, compared to $3,134,000 for the same period in fiscal 1998. As a percentage of net revenues, selling expenses increased to 39% for the third quarter of fiscal 1999, compared to 33% for the third quarter of fiscal 1998. For the nine-month period ended July 31, 1999, selling expenses as a percentage of net revenues increased to 41%, compared to 30% for the same period in fiscal 1998. The increase in expenses as a percentage of net revenues is mainly related to the decline in net revenues. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may increase somewhat in the remainder of fiscal 1999 as the Company makes the necessary investments to support strategic initiatives.

  General and Administrative Expenses: General and administrative expenses increased 60% to $509,000 for the three-month period ended July 31, 1999, compared to $318,000 for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, general and administrative expenses increased 31% to $1,237,000, compared to $947,000 for the same period in fiscal 1998. As a percentage of net revenues, general and administrative expenses increased to 17% for the third quarter of fiscal 1999, compared to 10% for the third quarter of fiscal 1998. For the nine-month period ended July 31, 1999, general and administrative expenses as a percentage of net revenues increased to 16%, compared to 9% for the same period in fiscal 1998. The increase in expenditures is primarily attributable to increased expenses associated with operating the Company as it prepares for continued growth. The increase in expenses as a percentage of net revenues is primarily related to the decline in net revenues.

  Research and Development Expenses: Research and development expenses increased 36% to $1,158,000 for the three-month period ended July 31, 1999, compared to $850,000 for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, research and development expenses increased 23% to $3,138,000, compared to $2,549,000 for the same period in fiscal 1998. As a percentage of net revenues, research and development expenses increased to 40% for the third quarter of fiscal 1999, compared to 27% for the third quarter of fiscal 1998. For the nine-month period ended July 31, 1999, research and development expenses as a percentage of net revenues increased to 40%, compared to 25% for the same period in fiscal 1998. The increase in expenditures is mainly due to resource commitments required to support new product development programs. The increase in expenses as a percentage of net revenues is primarily due to the decline in net revenues. The Company believes that during the remainder of fiscal 1999, research and development expenses may increase slightly as the Company commits the resources necessary to support strategic initiatives.

  Interest income decreased 30% to $161,000 for the three-month period ended July 31, 1999, compared to $231,000 for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, interest income decreased 28% to $554,000, compared to $766,000 for the same period in fiscal 1998. The decrease in interest income is primarily related to a reduction in the balances in cash and cash equivalents and short-term investments.

  Income Tax Benefit (Expense): The Company did not record an income tax benefit for the three-month period ended July 31, 1999, compared to $61,000 for the same period in fiscal 1998. For the nine-month period ended July 31, 1999, income tax benefit of $587,000 was recorded, compared to income tax expense of $86,000 for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital decreased to $16,799,000 at July 31, 1999 from $20,495,000 at October 31, 1998. The Company financed its operations during the first nine months of fiscal 1999 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the first nine months of fiscal 1999 was $3,525,000. Accounts receivable increased $1,063,000 primarily due to product shipments near the end of July 1999 and slower than expected payments by certain customers. The Company expects a substantial portion of the slower than expected payments to be collected by the end of September 1999. Inventories increased only slightly by $72,000 during the first nine months of fiscal 1999.

  Net cash provided by investing activities was $4,179,000, primarily due to sales and maturities of investments. The Company used $1,442,000 of cash for the purchase of fixed assets, mainly consisting of computer, new office facility related costs, lab equipment and manufacturing equipment. Investments consist of short-term investment grade securities.

  Net cash used by financing activities was $52,000. The Company realized proceeds from the exercise of common stock options of $363,000 in the first nine months of fiscal 1999. In September of 1999 the Board of Directors of PPT Vision, Inc. authorized the Company to repurchase up to 750,000 shares of its Common Stock. The Company used $415,000 of cash to repurchase 83,000 shares of its Common Stock in the first nine months of fiscal 1999. In addition, the Company used $834,000 in August and September 1999 to repurchase 212,500 shares of its common stock.

  The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced in May 1999 at an initial monthly rate of approximately $51,000. As part of the lease, beginning with lease month 42 through lease month 60 the Landlord has agreed to lease and the Company has agreed to accept an additional approximately 21,000 square feet of contiguous office space for the remainder of the original lease term. Until the date of occupancy of the additional space the Company will accrue an obligation of $4,000 per month for the additional space. The monthly rate of the additional office space upon occupancy will be the same as the currently occupied space.

  At September 14, 1999, the Company had commitments for approximately $115,000 of capital equipment. The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at July 31, 1999 will provide adequate liquidity to meet the Company's normal working capital and capital resource needs for at least the next twelve months.

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

FORWARD LOOKING STATEMENTS
--------------------------
  Certain of the statements contained in this Form 10-Q that relate to expectations regarding future sales and profitability contain forward-looking statements regarding future performance of the Company. The Company's actual results could differ materially from the estimates made in the forward-looking statements as a result of a number of factors, including (i) risks and uncertainty in the market for machine vision, (ii) cyclicality of capital spending by customers, (iii) quarterly fluctuations in operating results by the Company due to the long selling cycle for machine vision products, (iv) dependence on principal customers, including the Company's international distributors, (v) competition in the Company's principal markets, (vi) the Company's ability to obtain intellectual property protection for its proprietary technology and protect itself against adverse intellectual property claims from third parties and (vii) the Company's ability to continue to enhance its current products and develop new products that keep pace with technological developments and evolving industry standards. The Company wishes to caution readers not to place undue reliance upon any such forward-looking statement, which speak only as of the date made. A more detailed presentation of certain factors is included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

     The Company does not have material exposure to quantitative and qualitative market risks because it does not own any risk sensitive financial instruments.


PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------

In July 1999, the Company was served by National Instruments Corporation ("NIC") of Austin, Texas, in a patent infringement lawsuit filed in United States District Court for the Western District of Texas. NIC has alleged that the Company's Vision Program Manager software ("VPM") infringes certain United States patents held by NIC related to graphical programming concepts. The Company has filed a counterclaim and requested that the Court declare the NIC patents invalid or determine that the Company does not infringe the NIC patents. There has been no discovery to date and a trial has not yet been scheduled in this action. The Company believes that it has meritorious defenses to the lawsuit and intends to defend itself vigorously.

On July 9, 1999 Integrated Electronic Technologies, Inc. ("IET") of
Cicero, New York, filed a complaint against the Company in the United
States District Court for the Northern District of New York (Case No. 99-CV-1067). IET is asserting breach of contract and related claims in connection with the proposed purchase by the Company of certain handling systems to be manufactured by IET. The Company has filed an answer denying all liability and has asserted counterclaims seeking damages from IET. There has been no discovery to date and a trial has not yet been scheduled in the action. The Company believes that it has meritorious defenses to the lawsuit and intends to defend itself vigorously.

For further information see "Patents and Proprietary Rights" and "Important Factors Regarding Forward-Looking Statements- Proprietary Technology" in Part 1,
Item 1 of the Company's Annual Report on Form 10-K for the year ended October 31, 1998.


Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          Not Applicable


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None


Item 5:   OTHER INFORMATION
          -----------------
          In September of 1998 the Board of Directors of PPT Vision, Inc. authorized the Company to repurchase up to 750,000 shares of its Common Stock. The Company used $415,000 of cash to repurchase 83,000 shares of its Common Stock in the first nine months of fiscal 1999. In addition, the Company used $834,000 in August and September 1999 to repurchase 212,500 shares of its common stock.


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page

          The following exhibits are filed as part of this Quarterly
          Report on Form 10-Q for the quarterly period
          ended July 31, 1999: .....................................      12

          27.1 Financial Data Schedule


          (b)   Reports on Form 8-K

                A Form 8-K dated June 21, 1999 was filed with the
                Securities and Exchange Commission to announce the adoption of a Preferred Stock Purchase Rights Plan.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PPT VISION, INC.

Date: September 14, 1999

                                        /s/Richard R. Peterson
                                        -----------------------------
                                        Richard R. Peterson
                                        (Principal Accounting Officer)
                                        Chief Financial Officer