Form 10-K
period 1999-10-31
PPT VISION INC
filed 2000-02-01
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999

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

                             12988 Valley View Road
                             Eden Prairie, MN  55344
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (612) 996-9500

        Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  (1) Common Stock
                                 $.10 par value
                       (2) Preferred Stock Purchase Rights

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sale price of such stock as reported by the Nasdaq Stock Market) on January 10, 2000 was approximately $13,063,000. The number of shares of common stock, $0.10 par value per share, outstanding as of January 10, 2000 was 5,256,275.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 16, 2000 is incorporated by reference into Part III of this Form 10-K.
                                TABLE OF CONTENTS
                                -----------------

PART I                                                                Page
                                                                      ----

     Item 1.   Business..............................................   3
                  Important Factors Regarding
                     Forward-Looking Statements......................  15
                  Executive Officers of the Company..................  18
     Item 2.   Properties............................................  19
     Item 3.   Legal Proceedings.....................................  19
     Item 4.   Submission of Matters for a
                  Vote of Security Holders...........................  20

PART II

     Item 5.   Market for Registrant's Common
                  Equity and Related Stockholder Matters.............  21
     Item 6.   Selected Financial Data...............................  22
     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  24
     Item 7A.  Quantitative and Qualitative Disclosures About
                  Market Risk........................................  28
     Item 8.   Financial Statements and Supplementary Data...........  28
     Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................  28

PART III

     Item 10.  Directors and Executive Officers of the Registrant....  29
     Item 11.  Executive Compensation................................  29
     Item 12.  Security Ownership of Certain
                  Beneficial Owners and Management...................  29
     Item 13.  Certain Relationships and Related Transactions........  29

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K........................................  30

     Signatures......................................................  32



                                     Part I

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, PPT VISION's ability to keep pace with technological developments and evolving industry standards, worldwide competition, and PPT VISION's ability to protect its existing intellectual property from challenges from third parties and other factors.

  All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements are described in the "Important Factors Regarding Forward-Looking Statements" section of this Form 10 -K.

Item 1.  BUSINESS
-----------------

CORPORATE PROFILE

PPT VISION, Inc. ("PPT VISION" or the "Company") designs, manufactures, markets and integrates machine vision-based automated inspection systems for manufacturing applications such as electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection, and gauging and measurement tasks. A machine vision system is a combination of cameras, lighting, and computer hardware and software working together to capture and analyze images of moving parts to determine if the parts match a defined standard. Machine vision-based inspection systems enable manufacturers to realize significant economic gains by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company's vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories, including automotive, electronic and semiconductor components, consumer goods, medical devices, pharmaceuticals and plastics. Major manufacturing end users of PPT VISION systems include 3M, AMP, Abbott Labs, Berg Electronics, Daimler-Chrysler, the Delphi Electronic Division of General Motors, Imation, Johnson & Johnson, Kemet, Micron Technology, Molex, Philip Morris, Siemens and United Technologies.



WHAT IS MACHINE VISION?

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

  A key factor in the expansion of the machine vision market is growth in the demand for machine vision systems in the semiconductor and electronics industries. The growth in demand for personal computers, cellular communications and other electronic devices, as well as the increase in electronic components inside other products such as consumer appliances and automobiles, is stimulating demand for electronic and semiconductor components. In an effort to rapidly improve and increase manufacturing capability while at the same time introducing innovative new designs and improving quality, manufacturers of these components are increasingly turning to machine vision as a vital part of their manufacturing process.

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

THE PPT VISION SOLUTION

  The Company's machine vision systems are primarily targeted at providing manufacturers with 100% on-line inspection in high speed discrete part manufacturing applications. This typically replaces older off-line random sampling techniques or human vision inspection techniques as a means of monitoring quality. The Company's machine vision systems enable manufacturers to achieve zero defect production.

  PPT VISION's family of machine vision systems, which include its proprietary Vision Program ManagerT (VPM) graphical programming software, provide significant performance advantages that meet manufacturers' critical requirements. These requirements include high speed, flexibility, ease-of-use, networkability and statistical feedback, all without sacrificing performance. All PPT VISION systems are supported by the Company's focus on providing its customers with complete solutions, not just components, and a major commitment to providing its customers with value-added application engineering services.

  PPT VISION has developed products that have specific advantages in terms of speed and ease-of-use. Many of the Company's machine vision systems are capable of operating speeds of over 12,000 parts per minute performing 100% on-line inspection. This speed can be critical to successfully employing machine vision in many applications. PPT VISION also pioneered the use of an icon-based visual programming system (i.e. VPM) operating in the Microsoft(R) Windows(TM) environment. Users are able to program the Company's systems by creating a flowchart of icons linked together rather than having to write a computer program in a programming language such as "C" or using a complex, pull-down menu based system. This results in lower cost and less time for implementation.

  The Company is pursuing what it believes is the most fully vertically integrated business model in the machine vision industry. PPT VISION develops its own image acquisition and processing hardware, image analysis software, application specific software tools and general purpose graphical user interface. The Company also provides lighting solutions and value-added application engineering services on a direct basis to manufacturers. These capabilities enable PPT VISION to provide its customers with (i) application specific software tools such as the Connector Tool, used for inspection of fully assembled electronic connectors; (ii) application specific products such as the PPT861, a high speed, automated in-tray inspection system which provides high speed two-dimensional (2D) inspection and three-dimensional (3D) scanning of a wide range of in-tray semiconductor packages including BGA, CSP and BGA as well as electronic connectors, hard drive components and other applications; and
(iii) complete custom solutions. This strategy enables PPT VISION to leverage its investment in core software and hardware architectures while providing improved service for the end user manufacturing customers. In addition, PPT VISION markets its vision systems to manufacturing system integrators and machine builders who address the end user market with unique expertise in specific vertical markets. Many system integrators and machine builders prefer to use the Company's complete vision systems, which enable them to reduce programming development time, save money and concentrate their expertise on material handling and integration issues. The Company believes that this business model gives it a decisive competitive advantage in providing cost effective, complete solutions to the end user machine vision market.

PPT VISION STRATEGY

  The Company's objective is to be a worldwide leader in the design, manufacture, marketing and integration of machine vision systems for automated manufacturing applications in the end user machine vision market. Through the successful integration of the Company's five core competencies, including image acquisition, image processing, application development software, optics and illumination, and vision system integration, the Company believes it will be able to meet its objective and successfully implement its strategy.

  Key elements of the Company's strategy include:

  * Providing Complete Solutions to End Users: The Company focuses on providing complete machine vision solutions to end user manufacturers, system integrators and machine builders. PPT VISION is pursuing what it believes to be the most fully vertically integrated business model in the industry, including the design, manufacturing, marketing and integration of complete machine vision solutions. The Company believes this provides it with a competitive advantage in delivering cost effective complete vision solutions.

  * Extending Technology Leadership in Speed and Ease-of-Use: The Company is continuing to aggressively invest in next generation software and hardware architectures that will expand its lead in speed, ease-of-use and the ability to deliver cost effective complete solutions to its customers.

  * Targeting Expanding Markets Through Continued Development of Application Specific Software Tools and Hardware Products: The Company's application specific software tools are a proven solution for a wide variety of electronic component inspection applications. In response to the worldwide expansion of the semiconductor and electronics industries, the Company is developing additional software tools and hardware products for electronic component, electronics and semiconductor applications.

  * Providing a Superior Level of Value-Added Application Engineering Support:
    The Company delivers a high level of value-added application engineering support to its end user customers through its own in-house applications engineering resources. Manufacturing end users increasingly want to concentrate their engineering expertise on the products they manufacture, not on engineering machine vision systems. They are seeking complete machine vision solutions with the associated application engineering support on an on-going basis.

  * Increasing International Market Presence: The Company is aggressively focusing on increasing its market share in the worldwide machine vision market. The Company believes international markets represent a significant opportunity and intends to capture a significant share of this market through investment and expansion in its international sales distribution and support infrastructure.

PRODUCTS

Product Overview

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

  Software Operating System and Tools. All PPT VISION systems run on proprietary software in a Microsoft(R) Windows(TM) environment using the Company's VPM user interface. VPM is an icon-based, graphical language that is extremely flexible and easy to use. It allows the Company's customers to create complete inspection solutions without the need for knowledge of computer programming languages. Instead of writing a computer program in a programming language such as C or using a complex, pull-down menu-based system, the vision system is set up by creating visual flowcharts. Using a trackball, the user graphically grabs icons (representing machine vision functions) out of system toolboxes and arranges them in the workspace on the system monitor. The icons are then connected to establish the execution of the inspection routine.

  Machine vision functions are performed by the Company's extensive set of software tools. PPT VISION has developed a library of over 40 vision tools contained in four toolboxes covering imaging, input/output ("I/O"), utility and control functions. The imaging toolbox contains all system tools directly associated with image acquisition, processing and analysis. These tools provide access to all of the Company's vision algorithms, which are the vital core of all inspections performed by its vision systems. The I/O toolbox holds all the tools that permit an inspection developer to control vision system input and output options. These tools allow for system networking, data collection and application control. The tools in the utility and control toolboxes access functions such as counters, reset and display functions, math and logical operations, data collection and screen controls.

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

PPT's principal product offerings are discussed below:

Passport DSLT and Scout DSLT (Digital Serial Link)

  Passport DSLT and Scout DSLT (Digital Serial LinkT). The Company introduced its completely digital machine vision systems, the patented Passport DSLT and Scout DSLT, in fiscal 1998. These products offer an integrated network of cameras, lighting, image processors and hubs, which together form a complete machine vision system.

  The Passport DSLT and Scout DSLT systems are completely digital, which results in much greater accuracy and repeatability than traditional analog systems. These DSL systems feature PPT's Vision Program ManagerT (VPMT)software, a powerful, graphical programming interface that requires no programming expertise and operates in the Microsoftr WindowsT environment. The Passport DSLT and Scout DSLT both incorporate a fully integrated Pentium-based PC, which can be easily added onto a factory network, allowing for a full range of control and monitoring capabilities, and an easy way to import or export process information and images. The DSL systems support a network of up to 16 asynchronously functioning cameras that capture non-interlaced video images at rates up to 4,000 full frames per minute. The Passport DSLT is housed in an industrially rugged enclosure while the Scout DSLT is packaged in a non-industrial style enclosure. To complement the DSL product family, the Company has also developed the DSL6000 digital camera.

PassportT 440, PassportT 240, and ScoutT machine vision systems

  The PassportT 440 is designed to operate with up to four asynchronously functioning cameras for multiple inspection views and complex imaging tasks. The PassportT 240 has all of the basic capabilities of the PassportT 440 in a two-camera model. Both systems are housed in industrially rugged enclosures and are capable of operating at speeds of over 12,000 inspections per minute. The ScoutT is a cost-effective machine vision system designed for industrial applications that do not require rugged enclosures. It is packaged in a non-industrial style enclosure and is capable of running two cameras with speed and power similar to that of the PassportT 240.

SpeedScan 3DT Sensor.

  The SpeedScan 3DT Sensor is based on PPT's patented Scanning Moire InterferometryT (SMIT)3D technology. Utilizing a tri-linear CCD sensor and advanced optics, the SpeedScan 3DT Sensor is capable of real-time calculation of 3D topography in a single pass. PPT's SMIT is a patented, unique technology for very high speed, highly accurate 3D scanning. It is an area-scanning technology that gathers height data at rates many times faster than conventional laser-based sensors. SMIT is especially suitable for applications in the semiconductor and electronics industries, such as IC coplanarity (BGA, BGA, QFP), connector coplanarity, solder paste volume and hard drive components.

PPT861T, In-Tray 2D and 3D Inspection System

  PPT introduced, in fiscal 1999, the PPT861T, a high-speed, semi-automated 3D scanning station capable of 2.5 micron resolution. The PPT861T provides the flexibility to scan a wide range of in-tray semiconductor packages including BGA, CSP and BGA, as well as electronic connectors, hard drive components and other applications. Using the Company's patented SMIT 3D technology, the PPT861T delivers precise measurements at greatly enhanced speeds. With the addition of the optional 2D module, the PPT861T provides a comprehensive solution for critical measurement and inspection requirements. The PPT861T operates with a manual tray load/unload and automated, high speed scanning and is ideal for small lot production or high volume applications that require off-line sampling and production verification. All scanning and motion parameters are programmable to allow the inspection of a broad range of component types with varying size and thickness.

MARKETS AND CUSTOMERS

  The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 1999, the Company had sold 2,951 machine vision systems to over 270 customers since inception.

  In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1999, sales to one customer, Philip Morris Incorporated, represented 27% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

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

  The following table sets forth the percentage of the Company's net revenues (including sales delivered through international distributors) by geographic location during the past three years:

                                                  YEAR ENDED OCTOBER 31,
                                                  ---------------------
                                                  1999    1998     1997
                                                  ----    ----     ----
      North America.............................. 74%      62%      78%
      Europe..................................... 13%      18%      14%
      Asia-Pacific............................... 12%      18%       8%
      South America..............................  1%       2%       --

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

RESEARCH AND PRODUCT DEVELOPMENT

  PPT VISION's products are distinguished by the Company's proprietary technology and its significant commitment to research and product development efforts. The Company's research and product development efforts are focused on its five core competencies: image acquisition, imaging processing, application development software, optics and illumination, and vision system integration. The Company believes that the integration of these core competencies is essential to achieving long term success in the machine vision market. The Company's five core competencies can be described as follows:

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

  PPT VISION believes that continued and timely development of new products and enhancements to existing product characteristics are essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a significant role in maintaining and advancing its position as a leading provider of complete machine vision systems. The Company's current research and development efforts are directed to increasing performance in image acquisition, image processing and application development software, which could produce systems with greater speed and accuracy while also providing customers with more expanded software tools. These efforts include the Company's traditional two-dimensional (2D) machine vision systems as well as three- and one-dimensional (3D and 1D) sensor products. Key software products under development will enable support for different hardware and user interfaces, as well as increasing the development speed of application specific software tools. The Company also intends to expand its offerings of application specific software and hardware products for the industries it identifies as being poised to exhibit significant growth in demand for machine vision solutions, which includes electronics and semiconductors.

  Research and development expenditures were $4.5 million, $2.9 million and $2.3 million in the fiscal years ended October 31, 1999, 1998, and 1997, respectively.

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

  Although the Company believes that its current products offer several advantages in terms of speed and ease-of-use, and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company's products could be duplicated by other companies in the same general market. There can be no assurances that the Company would be able to compete with similar products produced by a competitor.

PATENTS AND PROPRIETARY RIGHTS

  The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish its proprietary rights in its products. The Company has applied for several foreign and domestic patents which are now pending with respect to several key technologies. The Company owns several issued and pending United States and international patents for various inventions used in machine-vision, automated inspection and illumination systems. The Company believes that the patents it owns may have been useful in protecting the Company's proprietary products and may be useful in protecting potential future products. The Company also believes its ability to efficiently develop and sell high performance, cost effective vision systems on a timely basis, whether patented or not, is crucial to the Company's future success. The Company requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

  In July 1999, the Company was served by National Instruments Corporation (NIC) of Austin, Texas, in a patent infringement lawsuit filed in United States District Court for the Western District of Texas. NIC has alleged that the Company's Vision Program Manager software (VPM) infringes certain United States patents held by NIC related to graphical programming concepts. For more detailed information on this lawsuit, see Part I, Item 3 "Legal Proceedings."

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

  The Company has obtained United States federal registration for its "PPT", "PPT VISION", "Passport", "Scout", "Passport DSL" and "Scout DSL" trademarks. The Company intends to file for federal registration of additional trademarks in the future. Although no assurance can be given as to the strength or scope of the Company's trademarks, the Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

EMPLOYEES

  As of January 12, 2000, the Company had 109 employees, including 49 employees in research and development, 33 in sales and marketing, 19 in manufacturing and 8 in finance and administration. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.




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

  Dependence Upon Principal Customers. In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 1999, sales to one customer, Philip Morris Incorporated, represented 27% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

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

  Proprietary Technology. The Company relies heavily on its image acquisition and image processing hardware designs, along with proprietary software technology. Although the Company has been issued patents, or obtained licenses to patents, in the past on certain technology and has patents pending on new technologies, it currently relies most heavily on protecting its proprietary information as trade secrets. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may "reverse engineer" the Company's products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain that is based on patents with broad, and often questionable, application. As the number of the Company's products increases, the markets in which its products are sold expands and the functionality of those products grows and overlaps with products offered by competitors. As a result, the Company believes that it may become increasingly subject to infringement claims in the future. Although the Company is not aware that any of its products or proprietary rights infringe upon the valid rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. See Item 3, Legal Proceedings.

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

  International Revenue. In the years ended October 31, 1999, 1998 and 1997, sales of the Company's products to customers outside North America accounted for approximately 26%, 38% and 22%, respectively, of the Company's net revenues. The Company anticipates that international revenue will continue to account for a significant portion of its net revenues. The Company's operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render the Company's products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

  Utilization of Net Operating Loss. The utilization of the net operating loss carryforward is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In fiscal 1999, income tax expense of $1,650,000 was recorded. This income tax expense resulted from the recording of a valuation allowance against previously recorded deferred tax assets due to the uncertainty of future realization. A valuation allowance equal to the deferred tax asset has been recorded.








EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers and other key members of management of the Company are as follows:

NAME                            AGE  POSITION
-----                           ---  --------
Joseph C. Christenson..........  41  President, Director
Larry G. Paulson...............  48  Vice President of Research and Development,
                                     Director
Thomas R. Northenscold.........  41  Vice President and General Manager,
                                     Vision Systems Division
Arye Malek.....................  43  Vice President of Marketing
Richard R. Peterson............  34  Chief Financial Officer
David L. Friske................  56  Vice President of Manufacturing

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

  Larry G. Paulson, has been Vice President and Chief Technology Officer since March 1999 and a director of the Company since December 1981. Mr. Paulson was a co-founder of the Company and previously held the position of Vice President of Research and Development. Mr. Paulson is also a Registered Professional Engineer and holds Bachelors and Masters Degrees in Science from the University of Minnesota.

  Thomas R. Northenscold has been Vice President and General Manager, of the Company's Vision Systems Division since March 1999. Prior to that, he served as Chief Financial Officer of the Company since February 1995. From April 1992 to April 1994, he was Senior Vice President of Operations in the City Directory Division of R.L. Polk and Company, a directory publishing company. Mr. Northenscold was previously employed at Cardiac Pacemakers, Inc., a medical device company, in several finance and operations positions from June 1985 to April 1992. He has a Masters in Business Administration in finance from the University of Michigan and a Bachelor of Science degree from Mankato State University.

  Arye Malek has been the Vice President of Marketing of the Company since May 1996. He joined the Company in May 1990 as a Senior Account Manager and became Director of International Operations in November 1992. Mr. Malek holds a Bachelor of Science Degree from the University of Minnesota.



  Richard R. Peterson has been Chief Financial Officer of the Company since April 1999. From December 1996 to March 1999, Mr. Peterson served as Chief Financial Officer of PREMIS Corporation, a developer of enterprise-wide retail automation systems. From July 1992 through November 1996, Mr. Peterson was Vice President of Finance and Administration of Teltech Resource Network Corporation, an information technology company. From October 1988 through June 1992, Mr. Peterson was at Ernst & Young LLP. Mr. Peterson holds a Bachelor of Science Degree from Mankato State University.

  David L. Friske has been Vice President of Manufacturing of the Company since March 1999. From February 1984, Mr. Friske served as Director of Manufacturing and Purchasing. Prior to joining the Company, Mr. Friske was employed by Medtronic, Inc.

Item 2.  PROPERTIES
-------------------

  The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. The Company has an obligation to occupy additional space with additional lease payments over the term of the lease. The Company also leases space for its regional sales and support offices in Massachusetts, Michigan and North Carolina.

Item 3. LEGAL PROCEEDINGS
-------------------------

  In July 1999, the Company was served by National Instruments Corporation (NIC) of Austin, Texas, in a patent infringement lawsuit filed in United States District Court for the Western District of Texas. NIC has alleged that the Company's Vision Program Manger software (VPM) infringes certain United States patents held by NIC related to graphical programming concepts. The Company has filed a counterclaim and requested that the Court declare the NIC patents invalid or determine that the Company does not infringe the NIC patents. The lawsuit is in the initial stages of discovery and a trial has not yet been scheduled in this action. The Company believes that it has meritorious defenses to the lawsuit and intends to defend itself vigorously. However, no assurance can be given as to the outcome of this action. The inability of the Company to prevail in this action, including the loss or impairment of the right to sell the Company's products in the United States, could have a material adverse effect on the Company's future business, financial condition and results of operations. At October 31, 1999, the Company has accrued $500,000 for estimated attorneys' fees to be incurred in the defense of this action.

  On July 9, 1999 Integrated Electronic Technologies, Inc. (IET) of
Cicero, New York, filed a complaint against the Company in the United
States District Court for the Northern District of New York (Case No. 99-CV-1067). IET is asserting breach of contract and related claims in connection with the proposed purchase by the Company of certain handling systems to be manufactured by IET. The Company has filed an answer denying all liability and has asserted counterclaims seeking damages from IET. There has been no discovery to date and a trial has not yet been scheduled in the action. The Company believes that it has meritorious defenses to the lawsuit and intends to defend itself vigorously.

For further information see Part 1, Item 1 herein "Patents and Proprietary Rights" and "Important Factors Regarding Forward-Looking Statements- Proprietary Technology."


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
  None.


                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

                          PRICE RANGE OF COMMON STOCK

The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "PPTV". The following table sets forth the high and low closing sale prices of the Company's Common Stock on the Nasdaq Stock Market as reported by Nasdaq.

                                                                    HIGH   LOW
                                                                   ------ -----
      FISCAL YEAR ENDED OCTOBER 31, 1999
        First Quarter............................................. $ 6.63 $4.88
        Second Quarter............................................   6.88  4.38
        Third Quarter.............................................   5.19  4.38
        Fourth Quarter............................................   5.63  3.13
      FISCAL YEAR ENDING OCTOBER 31, 1998
        First Quarter............................................. $ 9.75 $6.50
        Second Quarter............................................   9.00  5.56
        Third Quarter.............................................   8.62  6.25
        Fourth Quarter............................................  10.38  7.62

On January 12, 2000, there were approximately 682 holders of record of the Company's common stock. This figure does not reflect more than 2,000 beneficial stockholders whose shares are held in nominee names.

                                DIVIDEND POLICY

  The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA
--------------------------------
                                           YEAR ENDED OCTOBER 31,
                     ----------------------------------------------------------
                       1999       1998         1997        1996        1995
                     ---------  ---------    --------    --------    ----------
INCOME STATEMENT DATA:
 Net revenues...   $11,325,000  $13,512,000  $12,055,000 $12,693,000 $9,750,000
 Cost of sales...    5,150,000    5,666,000    4,894,000   5,044,000  4,442,000
                   -----------  -----------  -----------  ---------- ----------
  Gross profit...    6,175,000    7,846,000    7,161,000   7,649,000  5,308,000
 Selling expenses..  4,456,000    4,857,000    3,727,000   2,897,000  2,279,000
 General and administrative
  expenses.........  2,535,000    1,294,000    1,177,000     976,000    851,000
 Research and development
  expenses.......... 4,524,000    2,879,000    2,339,000   1,827,000  1,299,000
 Non-recurring
  charges...         1,481,000      --           --          --           --
                   -----------  -----------  -----------  ----------  --------
  Income (loss) from
   operations....   (6,821,000)  (1,184,000)     (82,000)  1,949,000    879,000

  Other income, net... 737,000    1,009,000    1,147,000     453,000     61,000
                   -----------  -----------  -----------  ----------  --------
  Income (loss)
     before taxes.  (6,084,000)    (175,000)   1,065,000   2,402,000    940,000
 Income tax benefit
    (expense)....   (1,650,000)     278,000     (405,000)  1,309,000    407,000
                   -----------  -----------  -----------  ----------  --------
Net income (loss). $(7,734,000) $   103,000  $   660,000  $3,711,000 $1,347,000
                   ===========  ===========  ===========  ========== =========
 Diluted earnings
 (loss) per share.  $   (1.43)   $    0.02    $    0.12    $   0.84     $0.37
                   ===========  ===========  ===========  ========== =========
 Common and common
  equivalent shares
  outstanding.      5,398,000    5,511,000    5,495,000   4,410,000   3,650,000
                   ===========  ===========  ===========  ========== ==========


                                          OCTOBER 31,
                      -------------------------------------------------------
                         1999        1998       1997       1996       1995
                      -----------  ---------- ----------  --------- ---------
(in thousands)

BALANCE SHEET DATA:
 Working capital....   $13,444     $20,495    $22,887    $24,083    $4,131
 Total assets.......    21,845      29,575     29,986     28,056     6,098
 Shareholders' equity   19,171      27,871     27,535     26,809     5,145


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 1999 to Year Ended October 31, 1998
------------------------------------------------------------------------
  Net Revenues: Net revenues decreased 16% to $11,325,000 in fiscal 1999, compared to net revenues of $13,512,000 in fiscal 1998. Unit sales of the Company's machine vision systems decreased to 387 in fiscal 1999 versus 510 in fiscal 1998. Net revenues decreased primarily due to declines in the electronics segment as well as new product introduction delays experienced in the first half of fiscal 1999. Gross revenues in fiscal 1999 increased 1% in North America and decreased 44% outside North America. The decline in revenues outside North America was primarily due to lower sales in the Asia/Pacific region. Sales to customers outside North America represented 26% of net revenues in fiscal 1999, compared to 38% in fiscal 1998.

  Gross Profit: Gross profit decreased 21% to $6,175,000 in fiscal 1999, compared to $7,846,000 in fiscal 1998. Gross profit as a percentage of net revenues for fiscal 1999 decreased to 55%, compared with 58% in fiscal 1998.
The decrease in gross profit in absolute dollars in fiscal 1999 is primarily due to the decrease in net revenues. The decrease in gross profit as a percentage of net revenues is mainly a factor of unfavorable manufacturing variances resulting from decreased production volumes and additional costs associated with the introduction of new products. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate from quarter to quarter during fiscal 2000, but should remain at or near the levels achieved in fiscal 1999.

  Selling Expenses: Selling expenses decreased 8% to $4,456,000 in fiscal 1999, compared to $4,857,000 in fiscal 1998. As a percentage of net revenues, fiscal 1999 selling expenses increased to 39%, compared with 36% in fiscal 1998. The decrease in selling expenses in absolute dollars is primarily the result of lower net revenues in fiscal 1999. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may increase somewhat in fiscal 2000 as the Company makes the necessary investments to support strategic initiatives. However, the Company believes that for the whole of fiscal 2000, selling expenses will decrease slightly as a percentage of net revenues compared to fiscal 1999, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses increased 96% to $2,535,000 in fiscal 1999, compared to $1,294,000 in fiscal 1998. As a percentage of net revenues, general and administrative expenses increased to 22% for fiscal 1999, compared to 10% for fiscal 1998. The increase in expenditures is primarily attributable to legal defense costs related to the Company's lawsuit with National Instruments Corporation, legal costs associated with new patent filings, and increased operating costs associated with the Company's move to a new facility in May 1999. The Company believes that during fiscal 2000, general and administrative expenses will decline in absolute dollars and as a percentage of net revenues compared to fiscal 1999, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 57% to $4,524,000 in fiscal 1999, compared to $2,879,000 in fiscal 1998.
Research and development expenses as a percentage of net revenues for fiscal 1999 increased to 40%, compared to 21% for fiscal 1998. The increase in expenditures is mainly due to resource commitments required to support new product development programs, including development of our patented Scanning Moire Interferometry (SMIT) 3D technology and our patented DSL digital vision technology. The Company believes that during fiscal 2000, research and development expenses will remain constant compared to fiscal 1999.

  Non-Recurring Charges: In the fourth quarter of fiscal 1999, the Company recorded a one-time charge of $1,481,000 for the write-down of assets and inventory associated with discontinuing certain new product development initiatives. These non-recurring charges do not affect the on-going development of the Company's patented Scanning Moire Interferometry (SMIT) 3D technology or its patented DSL digital vision technology.

  Interest income decreased 30% to $701,000 in fiscal 1999, compared to $998,000 in fiscal 1998. The decrease in interest income is primarily due to the decline in balances of cash, cash equivalents and investments.

  Income Tax Benefit (Expense): In fiscal 1999, income tax expense of $1,650,000 was recorded. This income tax expense resulted from the recording of a valuation allowance against previously recorded deferred tax assets due to the uncertainty of future realization. A valuation allowance equal to the deferred tax asset has been recorded. An income tax benefit of $278,000 was recorded in fiscal 1998.

Comparison of Year Ended October 31, 1998 to Year Ended October 31, 1997
------------------------------------------------------------------------
  Net Revenues: Net revenues increased 12% to $13,512,000 in fiscal 1998, compared to net revenues of $12,055,000 in fiscal 1997. Unit sales of the Company's machine vision systems increased to 510 in fiscal 1998 versus 482 in fiscal 1997. Net revenues increased primarily due to strong sales outside of North America. Gross revenues in fiscal 1998 decreased 11% in North America and increased 95% outside North America. The decline in revenues in North America was primarily due to lower sales in the electronics segment. The increase in net revenues outside North America is primarily due to strength in the Asia/Pacific region. Sales to customers outside North America represented 38% of net revenues in fiscal 1998, compared to 22% in fiscal 1997.

  Gross Profit: Gross profit increased 10% to $7,846,000 in fiscal 1998, compared to $7,161,000 in fiscal 1997. Gross profit as a percentage of net revenues for fiscal 1998 decreased to 58%, compared with 59% in fiscal 1997. The increase in gross profit in 1998 is primarily due to the increase in sales. The decrease in gross profit as a percentage of net sales is primarily related to the increase in international sales, which are primarily through distributors and therefore are generally at a lower gross margin.

  Selling Expenses: Selling expenses increased 30% to $4,857,000 in fiscal 1998, compared to $3,727,000 in fiscal 1997. As a percentage of net revenues, fiscal 1998 selling expenses increased to 36%, compared with 31% in fiscal 1997. The increase in expenditures was primarily the result of investments required to launch the Microelectronics Systems Division as well as the opening of sales and support offices in Michigan and North Carolina.

  General and Administrative Expenses: General and administrative expenses increased 10% to $1,294,000 in fiscal 1998, compared to $1,177,000 in fiscal 1997. As a percentage of net revenues, general and administrative expenses remained relatively constant at 10% for fiscal 1998, compared to fiscal 1997. The increase in expenditures was primarily attributable to increased expenses associated with operating the Company in anticipation of future growth.

  Research and Development Expenses: Research and development expenses increased 23% to $2,879,000 in fiscal 1998, compared to $2,339,000 in fiscal 1997.
Research and development expenses as a percentage of net revenues for fiscal 1998 increased to 21%, compared to 19% for fiscal 1997. The increase in expenditures was mainly due to resource commitments required to support new product development programs.

  Interest income decreased 11% to $998,000 in fiscal 1998, compared to $1,124,000 in fiscal 1997. The decrease in interest income was primarily due to the decline in balances of cash, cash equivalents and investments.

  Income Tax Benefit: In fiscal 1998, an income tax benefit of $278,000 was recorded. This income tax benefit primarily resulted from the recording of $210,000 of tax credits which were mainly associated with research & development activities. Income tax expense was $405,000 in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Working capital decreased to $13,444,000 at October 31, 1999 from $20,495,000 at October 31, 1998. The Company financed its operations in fiscal 1999 through internally generated cash flow, existing cash and cash equivalents and sales of investments. Net cash used in operating activities in fiscal 1999 was $3,325,000. Accounts receivable increased $484,000 primarily due to increased product shipments near the end of the fourth quarter of fiscal 1999.
Inventories increased $184,000 in fiscal 1999 primarily due to raw material purchases to be used in early fiscal 2000 product shipments.

  In September of 1997 the Company entered into a license agreement ("1997 License Agreement") with a third party company under which it acquired the exclusive worldwide rights to use a patented 3D scanning technology for applications in the electronics and semiconductor industries. Under the terms of the 1997 License Agreement, the Company paid an initial license fee of $1,500,000 including payments based on the achievement of certain developmental milestones, plus a royalty based on sales. In May of 1998 the Company entered into an Agreement to Assign and License Patent with the same third party company ("1998 Agreement") under which it acquired ownership of the Patent. The 1998 Agreement terminated the previous 1997 License Agreement. Under the terms of the 1998 Agreement, the Company paid a fee of $1,500,000 including a $500,000 fee based on the achievement of certain developmental milestones. During fiscal 1999, the Company paid the remaining balance due under the 1998 Agreement.

  Net cash provided by investing activities for fiscal 1999 was $4,355,000, generated from the sales and maturities of investments which was partially offset by cash used for the purchase of fixed assets and investment in other long-term assets. The Company used $1,877,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. The Company used $416,000 of cash for investment in other long-term assets, mainly consisting of a payments made under the terms of the previously mentioned agreements. Investments consist of short-term investment grade securities.

  Net cash used in financing activities for fiscal 1999 was $881,000, primarily resulting from the repurchase of the Company's common stock which was partially offset by cash generated from the issuance of common stock through the employee stock purchase plan and upon the exercise of common stock options. In September of 1998 the Board of Directors of PPT VISION, Inc. authorized the Company to repurchase up to 750,000 shares of its Common Stock. The Company used $1,249,000 of cash to repurchase 295,500 shares of its Common Stock in fiscal 1999. The Company used $92,000 of cash to repurchase 17,800 shares of its Common Stock in fiscal 1998.

  The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. The Company has an obligation to occupy additional space with additional lease payments over the term of the lease.

  Current assets decreased to $16,118,000 at October 31, 1999 from $22,097,000 at October 31, 1998. Investments decreased to $8,262,000 at October 31, 1999 from $15,009,000 at October 31, 1998. Cash and cash equivalents increased to $2,135,000 at October 31, 1999 from $1,986,000 at October 31, 1998.

  The Company's current liabilities increased to $2,674,000 at October 31, 1999 from $1,602,000 at October 31, 1998. The current liabilities at October 31, 1999 include reserves totaling $860,000 for legal defense costs related to its lawsuit with National Instruments Corporation and a one-time payment to a third party vendor related to the Company's decision to discontinue certain new product development efforts.

  The Company believes that its cash flows from operations, existing cash and cash equivalents and investments at October 31, 1999 will be adequate for its working capital and capital resource needs during fiscal 2000.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 1999 due to the short maturities of these instruments.

Interest Rate Risk

  The Company maintains investment portfolio holdings of various issuers, types and maturities, primarily U.S. government and agency securities and other short
terms, interest-bearing investment grade securities.   The Company's cash and
investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for-sale. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 1999, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures

Foreign Currency Exchange Rate Risk.

  The Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, are transacted in U.S. Dollars. As a result, the Company believes it is not is not subject to adverse movements in foreign currency exchange rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

  See Part IV, Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
  Not applicable.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
  Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2000 (the "2000 Proxy Statement"), a definitive copy of which will be filed within 120 days of October 31, 1999 and is incorporated herein by reference.

  Information concerning executive officers and other key members of management is set forth in the Section entitled "Executive Officers and Other Key Members of Management of the Company" in Part I, Item 1 of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.


Item 11.  EXECUTIVE COMPENSATION
--------------------------------
  Information required under this item is contained in the section entitled "Executive Compensation and Other Information," in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
  Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  Not Applicable.

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Documents filed as Part of this Report

          (1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-K.
                                                                      Page
                                                                      ----
               Report of Independent Accountants.....................  34
               Income Statements for the three years ended
                    October 31, 1999, 1998 and 1997..................  35
               Balance Sheets as of October 31, 1999 and 1998........  36
               Statements of Cash Flows for the Years
                    ended October 31, 1999, 1998 and 1997............  37
               Statements of Shareholders' Equity for the Years
                    ended October 31, 1999, 1998 and 1997............  38
               Notes to Financial Statements.........................  39

          (2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS
               ENDED OCTOBER 31, 1999


               VIII.  Valuation and Qualifying Accounts..............  50

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (b)  Reports on Form 8-K
          -------------------

          A Form 8-K dated October 13, 1999 was filed with the Securities and Exchange Commission disclosing an amendment to the Company's Preferred Stock Purchase Rights Plan.


     (c)  Listing of Exhibits
          -------------------
Exhibit
  No.                        Description                               Page
-------   ----------------------------------------------------------   ----
3.1....   Restated Articles of Incorporation of Registrant
          (incorporated by reference to Exhibit 3.1 of 1996 Form 10-K)

3.2.....  By-Laws of Registrant
          (incorporated by reference to Exhibit 3.2 of 1996 Form 10-K)

4.1.....  Preferred Stock Purchase Rights Agreement, as amended
          (Incorporated by reference to Exhibit 1 to June 17, 1999 Registration Statement on Form 8-A as amended by Exhibit 1 to October 19, 1999 Amendment No. 1 to Registration Statement on Form 8-A/A)

10.1....  Employment Agreement with Joseph C. Christenson dated as of
          May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.2....  Employment Agreement with Larry G. Paulson dated as of
          February 1, 1984 (incorporated by reference from
          Exhibit 10.5 to May 15, 1996 Form S-2)

10.3....  Employment Agreement with Tom Northenscold dated as of
          February 27, 1995 (incorporated by reference from
          Exhibit 10.6 to May 15, 1996 Form S-2)

10.4....  Employment Agreement with Arye Malek dated as of
          May 1, 1990 (incorporated by reference from
          Exhibit 10.7 to May 15, 1996 Form S-2)

10.5*...  PPT VISION, Inc. 1988 Stock Option Plan, as amended
          (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.6*...  PPT VISION, Inc. 1997 Stock Option Plan
          (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.7....  Lease Agreement dated July 17, 1998 for facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota

10.8....  First Amendment of Lease dated October 16, 1999 for facilities at the Prairie Crossroads Corporate Center,
          Eden Prairie, Minnesota

21......  The Company has no subsidiaries

23......  Consent of PricewaterhouseCoopers LLP......................  51

27......  Financial Data Schedule....................................  52


*Indicates compensatory plan


                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PPT VISION, INC.

Date:  January 28, 2000                 By:/s/Joseph C. Christenson
                                           ----------------------------
                                           Joseph C. Christenson
                                          (Principal Executive Officer)

Date:  January 28, 2000                 By:/s/Richard R. Peterson
                                           ----------------------------
                                           Richard R. Peterson
                                          (Principal Accounting Officer)
                                             Chief Financial Officer



                        Signatures and Power of Attorney

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Joseph C. Christenson and Richard R. Peterson as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

        Date                                   Signature and Title
        ----                                   -------------------

  January 28, 2000                         /s/ Joseph C. Christenson
                                           ----------------------------
                                           Joseph C. Christenson
                                             President, Director
                                          (Principal Executive Officer)

  January 28, 2000                         /s/ Richard R. Peterson
                                           ----------------------------
                                           Richard R. Peterson
                                          (Principal Accounting Officer)
                                             Chief Financial Officer

  January 28, 2000                         /s/ Larry G. Paulson
                                           ----------------------------
                                           Larry G. Paulson
                                             Vice President and Chief
                                             Technology Officer, Director

  January 28, 2000                         /s/ Bruce C. Huber
                                           ----------------------------
                                           Bruce C. Huber, Director

  January 28, 2000                         /s/ David C. Malmberg
                                           ----------------------------
                                           David C. Malmberg, Director

  January 28, 2000                         /s/ Peter R. Peterson
                                           ----------------------------
                                           Peter R. Peterson, Director



REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of PPT Vision, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of PPT VISION, Inc. at October 31, 1999 and 1998, and the results of its operations and cash flows for each of the three fiscal years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Minneapolis, MN
December 10, 1999

                                PPT VISION, INC.

                               INCOME STATEMENTS


                                                 YEAR ENDED OCTOBER 31,
                                         -------------------------------------
                                             1999         1998        1997
                                         -----------  -----------  -----------

Net revenues............................ $11,325,000  $13,512,000  $12,055,000
Cost of sales...........................   5,150,000    5,666,000    4,894,000
                                         -----------  -----------  -----------
    Gross profit........................   6,175,000    7,846,000    7,161,000
                                         -----------  -----------  -----------
Expenses:
  Selling...............................   4,456,000    4,857,000    3,727,000
  General and administrative............   2,535,000    1,294,000    1,177,000
  Research and development..............   4,524,000    2,879,000    2,339,000
  Non-recurring charges.................   1,481,000           --           --
                                         -----------  -----------  -----------
    Total expenses......................  12,996,000    9,030,000    7,243,000
                                         -----------  -----------  -----------
Loss from operations....................  (6,821,000)  (1,184,000)     (82,000)
Interest income.........................     701,000      998,000    1,124,000
Other income, net.......................      36,000       11,000       23,000
                                         -----------  -----------  -----------
Income (loss) before taxes..............  (6,084,000)    (175,000)   1,065,000
Income tax benefit (expense)............  (1,650,000)     278,000     (405,000)
                                         -----------  -----------  -----------
    Net income (loss)................... $(7,734,000) $   103,000  $   660,000
                                         ===========  ===========  ===========

  Basic earnings (loss) per share....... $    (1.43)  $    0.02    $    0.12
                                         ===========  ===========  ===========
  Diluted earnings (loss) per share..... $    (1.43)  $    0.02    $    0.12
                                         ===========  ===========  ===========

  Common shares outstanding.............   5,398,000    5,425,000    5,376,000
  Common and common equivalent
    shares outstanding..................   5,398,000    5,511,000    5,495,000
                                         ===========  ===========  ===========



    The accompanying notes are an integral part of the financial statements

                                PPT VISION, INC.
                                 BALANCE SHEETS

                                                           OCTOBER 31,
                                                    -------------------------
                                                       1999          1998
                                                    -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents........................ $ 2,135,000   $ 1,986,000
  Investments......................................   8,262,000    15,009,000
  Accounts receivable, net.........................   3,325,000     2,841,000
  Inventories......................................   2,191,000     2,007,000
  Other current assets.............................     205,000       254,000
                                                    -----------   -----------
    Total current assets...........................  16,118,000    22,097,000
Fixed assets, net..................................   2,400,000     2,254,000
Other assets, net..................................   3,327,000     3,536,000
Deferred income taxes..............................           -     1,688,000
                                                    -----------   -----------
    Total assets................................... $21,845,000   $29,575,000
                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable................................. $ 1,371,000   $   943,000
  Accrued compensation.............................      63,000        39,000
  Accrued expenses.................................   1,240,000       320,000
  Other short-term liabilities.....................          --       300,000
                                                    -----------   -----------
    Total current liabilities......................   2,674,000     1,602,000

Deferred rent......................................           -       102,000

Commitments and contingencies (Notes 9 and 12)

Shareholders' equity
  Common Stock $.10 par value; authorized
   10,000,000 shares;
   issued and outstanding 5,256,275 and 5,440,583..     526,000       544,000
  Capital in excess of par value...................  28,862,000    29,725,000
  Accumulated (deficit)............................ (10,141,000)   (2,407,000)
  Accumulated other comprehensive income...........     (76,000)        9,000
                                                    -----------   -----------
    Total shareholders' equity.....................  19,171,000    27,871,000
                                                    -----------   -----------
    Total liabilities and shareholders' equity..... $21,845,000   $29,575,000
                                                    ===========   ===========

    The accompanying notes are an integral part of the financial statements


                                PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED OCTOBER 31,
                                         --------------------------------------
                                               1999         1998         1997
                                         ------------ ------------ ------------

Net income (loss).......................$ (7,734,000) $   103,000  $  660,000
Adjustment to reconcile net income (loss)
to net cash provided by operating activities:
  Depreciation and amortization..........  1,093,000      670,000     422,000
  Deferred rent..........................   (102,000)     (34,000)    (30,000)
  Deferred income tax benefit............   (586,000)    (278,000)    405,000
  Deferred income tax valuation allowance  2,274,000           --          --
  Loss on disposal of fixed assets
    and other assets                         964,000           --          --
  Accrued interest income (loss).........     27,000     (137,000)   (322,000)
  Realized gain on sales of investments..    (14,000)      (4,000)     (2,000)
Change in assets and liabilities:
  Accounts receivable....................   (484,000)     852,000     758,000
  Inventories............................   (184,000)    (266,000)   (513,000)
  Other assets...........................     49,000      (28,000)    (55,000)
  Restricted cash........................        --            --     135,000
  Accounts payable.......................    428,000      (67,000)    256,000
  Accrued compensation...................     24,000      (21,000)     (2,000)
  Accrued expenses.......................    920,000       75,000     (20,000)
                                         ------------ ------------  ----------
    Total adjustments....................  4,409,000      762,000   1,032,000
                                         ------------ ------------ -----------
Net cash (used in) provided by
        operating activities............. (3,325,000)     865,000   1,692,000

Cash flows from investing activities:
  Purchase of fixed assets............... (1,877,000)  (1,344,000) (1,095,000)
  Purchase of investments............... (10,590,000) (23,148,000 (21,353,000)
  Sales and maturities of investments...  17,238,000   23,853,000  21,248,000
  Net investment in other
    long-term assets.....................   (416,000)  (2,442,000)   (759,000)
                                         ------------ ------------ -----------
Net cash provided by (used in)
        investing activities.............  4,355,000    (3,081,000) (1,959,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock.    368,000       267,000     115,000
  Repurchases of common stock............ (1,249,000)      (92,000)         --
                                         ------------ ------------ -----------
Net cash (used in) provided by
        financing activities.............   (881,000)      175,000     115,000
                                         ------------ ------------ -----------
Net increase (decrease) in cash and
  cash equivalents.......................    149,000    (2,041,000)   (152,000)
Cash and cash equivalents at beginning
  of year................................  1,986,000     4,027,000   4,179,000
                                         ------------ ------------ -----------
Cash and cash equivalents at end of year $ 2,135,000  $  1,986,000 $ 4,027,000
                                         ============ ============ ============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.............................$      -- $     70,000 $      3,000
  Interest...............................       --           --           --

    The accompanying notes are an integral part of the financial statements


PPT VISION, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          CAPITAL IN
                                  COMMON       COMMON      EXCESS OF
                                  SHARES       STOCK       PAR VALUE
                                 ---------   ---------    -----------
October 31, 1996.                5,358,422   $536,000     $29,443,000
  Stock issued through the
   exercise of stock options.       23,705      2,000          77,000

  Stock issued through the
   employee stock purchase plan...   5,228      1,000          35,000
 Comprehensive income:
  Net income.......................
  Unrealized loss on investments...

    Total comprehensive income
                                  ---------  ---------    -----------
October 31, 1997.                5,387,355    539,000      29,555,000
  Stock issued through the
   exercise of stock options......  48,005      5,000         134,000
  Stock issued through the
   employee stock purchase plan...  25,648      2,000         147,000
  Stock swapped to exercise
   Stock options...............     (2,625)      --           (21,000)
  Stock Repurchased.............   (17,800)    (2,000)        (90,000)
 Comprehensive income:
  Net income...................
  Unrealized gain on investments...
    Total comprehensive income
                                 ---------   ---------    -----------
  October 31, 1998.............  5,440,583    544,000      29,725,000
  Stock issued through the
   exercise of stock options.....   90,093     10,000         274,000
  Stock issued through the
   employee stock purchase plan...  21,099      2,000          82,000
  Stock repurchased.............. (295,500)   (30,000)     (1,219,000)
 Comprehensive loss:
  Net loss.......................
  Unrealized loss on investments.
    Total comprehensive loss
                                ----------  ---------     -----------
  October 31, 1999.............. 5,256,275   $526,000     $28,862,000
                                ==========  =========     ===========

                                Accumulated
                                   Other                           Total
                                Comprehensive     Accumulated   Shareholders'
                                  Income            Deficit        Equity
                                -------------     -----------   ------------

October 31, 1996                    --            $(3,170,000)  $26,809,000
  Stock issued through the
   exercise of stock options                                         79,000
  Stock issued through the
   employee stock purchase plan                                      36,000
Comprehensive income:
  Net income                                          660,000       660,000
  Unrealized loss on investments  (49,000)                          (49,000)
                                                                    --------
   Total comprehensive income                                       611,000
                                -------------     ------------  ------------
October 31, 1997                  (49,000)         (2,510,000)  $27,535,000
  Stock issued through the
   exercise of stock options                                        139,000
  Stock issued through the
   employee stock purchase plan                                     149,000
  Stock swapped to exercise
   stock options                                                    (21,000)
  Stock repurchased                                                 (92,000)
Comprehensive income:
  Net income                                          103,000       103,000
  Unrealized gain on investments  58,000                             58,000
                                                                    -------
    Total comprehensive income                                      161,000
                               ------------       -----------  ------------
October 31, 1998                   9,000           (2,407,000)  $27,871,000
  Stock issued through the
   exercise of stock options                                        284,000
  Stock issued through the
   employee stock purchase plan                                      84,000
  Stock repurchased                                              (1,249,000)
Comprehensive loss:
  Net loss                                         (7,734,000)   (7,734,000)
  Unrealized loss on investments (85,000)                           (85,000)
                                                               -------------
   Total comprehensive loss                                      (7,819,000)
                               ----------        -------------  -----------
October 31, 1999               $ (76,000)        $(10,141,000)  $19,171,000
                               ==========        =============  ===========


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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

  Accounts receivable are shown net of allowance for doubtful accounts of $74,000 at October 31, 1999, and $29,000 at October 31, 1998.

INVENTORIES

  Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out ("FIFO") basis. As of October 31, inventories consist of the following:


                                                      1999         1998
                                                   ----------   ----------
Manufactured and purchased parts............       $1,742,000   $1,648,000
Work-in-process.............................          419,000      339,000
Finished goods..............................           30,000       20,000
                                                   ----------   ----------
Totals..................................           $2,191,000   $2,007,000
                                                   ==========   ==========


FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

OTHER ASSETS

  Other assets at October 31, consist of the following:

                                                            1999       1998
                                                         ---------- ----------
      Patent and trademark.............................  $3,431,000 $3,340,000
      Investment in a related party....................      53,000     53,000
      Software development costs, net..................           -    251,000
                                                         ---------- ----------
                                                          3,484,000  3,644,000
      Less accumulated amortization....................    (157,000)  (108,000)
                                                         ---------- ----------
          Total other assets...........................  $3,327,000 $3,536,000
                                                         ========== ==========

  The patent and trademark balance of $3,431,000 as of October 31, 1999 includes $3,041,000 which represents the cost to acquire United States Patent No. 5,646,733, ("Scanning Phase Measurement Method and System for an Object at a Vision Station") which was purchased from a third party company in fiscal year 1998. Patent and trademark costs are amortized over five to ten years. No amortization has been recorded on Patent No. 5,646,733 as of October 31, 1999.

  The investment in a related party represents common stock the Company intends to hold as an investment and is recorded at cost. During 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
SFAS. No. 115 requires certain investments in debt and equity securities to be recorded at fair market value. No adjustment to market value was recorded as of October 31, 1999 and 1998 as the difference was not material.

  Software development costs are treated in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or
Otherwise Marketed." In the fourth quarter of fiscal 1999, the Company, as part of discontinuing certain new product development initiatives, wrote off its previously recorded capitalized software development costs.

OTHER SHORT-TERM LIABILITIES

  In May of 1998 the Company entered into an Agreement to Assign and License Patent, with a third party company under which it acquired ownership of United States Patent No. 5,646,733 ("Scanning Phase Measurement Method and System for an Object at a Vision Station"). This 1998 agreement terminated a previous agreement entered into by the Company and the third party company in September of 1997. Under the terms of the 1998 agreement, the Company agreed to pay a fee of $500,000 based on the achievement of certain developmental milestones. At October 31, 1998 $300,000 of that $500,000 was not paid and comprised the $300,000 short-term liability. During fiscal year 1999 the Company paid the remaining balance due.
FIXED ASSETS

  Fixed assets consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31, furniture, fixtures and equipment consisted of the following:

                                                           1999        1998
                                                        ----------  ----------
      Equipment.......................................  $5,066,000  $4,536,000
      Furniture and fixtures..........................     864,000     517,000
                                                        ----------  ----------
                                                         5,930,000   5,053,000
      Less accumulated depreciation...................  (3,530,000) (2,799,000)
                                                        ----------  ----------
          Total fixed assets..........................  $2,400,000  $2,254,000
                                                        ==========  ==========

IMPAIRMENT OF LONG-LIVED ASSETS

  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

EARNINGS PER SHARE

  Basic earnings per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the fiscal reporting periods.

                                             1999         1998        1997
                                          -----------  ----------  ----------
Net income (loss) ...................    $(7,734,000)    $103,000    $660,000

Shares -- Basic earnings (loss)
   per share.........................      5,398,000    5,425,000   5,376,000
Dilutive effect of common
   stock equivalents.................             --       86,000     119,000

Shares -- Diluted earnings (loss)
   per share.........................      5,398,000    5,511,000   5,495,000

Basic earnings (loss) per share......         $(1.43)       $0.02       $0.12

Diluted earnings (loss) per share....         $(1.43)       $0.02       $0.12

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

STOCK OPTIONS

  The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" regarding disclosure of proforma information for stock compensation. As permitted by Statement No. 123, the Company measures compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130").
Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's reported net income or shareholders' equity. Statement 130 requires the unrealized gains (losses) related to the Company's investments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), was issued in 1997 and is effective for financial statements for both interim and annual periods beginning after December 15, 1997. Statement 131 was issued to establish standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of this statement did not affect the Company's results of operation or financial position. Upon review of the criteria, management believes that the Company continues to operate as one segment.

Note 3: NON-RECURRING CHARGES

  In the fourth quarter of fiscal 1999, the Company recorded a one-time charge of $1,481,000 for the write-down of assets and inventory associated with discontinuing certain new product development initiatives. At October 31, 1999, the Company has included in accrued liabilities $360,000 of non-recurring charges payable in fiscal 2000.

NOTE 4: CUSTOMER INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

  During 1999, 1998 and 1997, revenue from one customer accounted for 27%, 16% and 14% of net revenues respectively. During 1997, revenue from another customer accounted for 14% of net revenues respectively.

CUSTOMER GEOGRAPHIC DATA

  North American and export sales as a percentage of net revenues at October 31, are as follows:

                                1999  1998  1997
                                ----  ----  ----
      North America.........     74%   62%   78%
      Europe................     13%   18%   14%
      Asia-Pacific..........     12%   18%    8%
      South America.........      1%    2%    --

NOTE 5: ACCRUED EXPENSES

  Accrued expenses at October 31, include:

                                                                1999     1998
                                                              -------- --------
      Vacation.............................................   $ 19,000 $ 19,000
      Employee stock purchase plan payroll deductions......     82,000   82,000
      Sales and use taxes payable..........................    122,000  110,000
      Reserve for non-recurring charges....................    360,000       --
      Accrued litigation costs.............................    500,000       --
      Other................................................    157,000  109,000
                                                            ---------- --------
          Total............................................ $1,240,000 $320,000
                                                            ========== ========

NOTE 6: COMMON STOCK OPTIONS AND WARRANTS

  Under the Company's 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 1,100,000 shares of common stock to employees and directors. Options are granted at the fair market value on the date of grant. The granting of options and their vesting is within the discretion of the Company's Board of Directors.

  A summary of stock options issued and outstanding under these plans is as follows:

                                                          NUMBER OF SHARES
                                                      -----------------------
                                                       EMPLOYEE  WEIGHTED AVG
                                                        OPTIONS  OPTION PRICE
                                                      ----------- -----------
Balance at October 31, 1996...........................    307,760     $ 6.70
  Granted.............................................    364,200     $ 6.91
  Exercised...........................................    (23,705)    $ 3.34
  Forfeited...........................................   (126,375)    $11.68
                                                       -----------  ---------
Balance at October 31, 1997...........................    521,880     $ 5.79
  Granted.............................................     59,150     $ 6.81
  Exercised...........................................    (48,005)    $ 2.89
  Forfeited...........................................     (9,075)    $ 6.91
                                                       -----------  ---------
Balance at October 31, 1998...........................    523,950     $ 6.15
  Granted.............................................    245,550     $ 4.11
  Exercised...........................................    (95,875)    $ 3.24
  Forfeited...........................................    (26,500)    $ 6.79
                                                       -----------  ---------
Balance at October 31, 1999...........................    647,125     $ 5.78
                                                       ===========  =========
As of October 31, 1999:
  Price Range of Outstanding Options
    Options...........................................  $2.33-$12.00
    Expiration dates..................................    2000-2006
    Options exercisable...............................     275,942

  In May of 1997, 122,150 options granted in fiscal years 1996 and 1997 with exercise prices ranging from $7.19 to $18.13 were repriced to $6.875 per share, the market price at the time of the repricing. The repricing is reflected in the table above as a grant cancellation and a new grant issuance.

  The estimated weighted average grant-date fair value of stock options granted is as follows: 1999--$2.21, 1998--$3.39 and 1997--$4.23.

  The Company accounts for stock options and other equity instruments in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards ("SFAS")No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. SFAS No. 123 establishes a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of SFAS No. 123 the Company's net income (loss) and earnings per share for fiscal years 1998 and 1997 would have been adjusted to the pro forma amount indicated below:

 Fiscal Year Ended October 31,           1999         1998         1997
 ----------------------------------   ----------   ----------   ----------
 Net income (loss)...As reported...   $(7,734,000)  $  103,000   $660,000
                     Pro forma.....   $(8,323,000)  $ (606,000)  $197,000
 Diluted earnings
          per share..As reported...   $     (1.43)  $     0.02   $   0.12
                     Pro forma.....   $     (1.54)  $    (0.11)  $   0.04

  The following table summarizes stock options outstanding and exercisable at October 31, 1999.
                       Outstanding                            Exercisable
-------------------------------------------------------- --------------------
                             Weighted
                              Average        Weighted               Weighted
    Exercise                Contractual       Average                Average
  Price Range    Options  Life Remaining  Exercise Price Options Exercise Price
---------------  -------  --------------  -------------- -------- ------------
$ 2.33 - $ 3.88  206,950       6.55          $ 3.79        11,400     $ 2.51
$ 4.63 - $ 6.84   57,675       6.21          $ 5.11         4,975     $ 5.51
$ 6.88 - $ 6.94  361,150       4.57          $ 6.88       242,317     $ 6.88
$ 7.00 - $12.00   21,350       4.69          $ 8.49        17,250     $ 8.67
                 -------  --------------  --------------  ------- ------------
                 647,125       5.35          $ 5.78       275,942     $ 6.78

  The fair value of options granted under the Company's fixed stock option plans during fiscal 1999, 1998 and 1997 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for the fiscal periods ending October 31, were as follows:

    Fiscal Year Ended October 31,           1999         1998         1997
    ---------------------------------    -----------  -----------  -----------
    Risk free interest rates.........       6.21%     4.7% - 5.1%  5.6% - 5.9%
    Expected life....................        6.0          6.0          6.9
    Expected volatility..............        47%       44% - 53%       54%
    Expected dividends...............         0%           0%           0%

  Pro forma compensation cost related to shares purchased under the Company's Employee Stock Purchase Plan is measured based on the discount from market value.

  In September of 1997, the Company issued a warrant to purchase 25,000 shares of common stock with an exercise price of $12.00 and an expiration date of September of 2004.

NOTE 7: EMPLOYEE STOCK PURCHASE PLAN

  In March 1995 shareholders approved the adoption of the 1995 Employee Stock Purchase Plan (the "1995 Plan") that provides for the purchase of up to 225,000 shares of common stock during a 5 year annual offering period beginning June 1, 1995. Under the terms of the 1995 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each annual offering period.

  The fifth phase of the 1995 Plan began on June 1, 1999 and employees were granted the right to purchase 20,485 shares at $3.93 per share under the Plan. The fourth phase of the 1995 Plan ended on May 31, 1999 and employees purchased 21,473 shares at $3.93 per share under the Plan. The third phase of the 1995 Plan ended on May 31, 1998 and employees purchased 25,648 shares at $5.84 per share under the Plan.

Note 8: SHAREHOLDER RIGHTS PLAN

  On June 2, 1999, the Company adopted a Shareholder Rights Plan (the "Rights Plan") designed to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of the Company without offering a fair price to all shareholders. Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right ("Right") for each outstanding share of the Company's common stock was made to holders of record on June 22, 1999. These Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock ("Preferred Stock") at an exercise price of $28. The Rights become exercisable
(a) 10 days after a public announcement that a person or group has acquired shares representing 20% or more of the outstanding shares of common stock, or
(b) 10 business days following commencement of a tender or exchange offer for 20% or more of such outstanding shares of common stock. The Company can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable. The Rights expire on June 2, 2009, unless redeemed earlier by the Company. Under certain circumstances, if a person or group acquires 20% or more of the Company's common stock, the Rights permit shareholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights. In addition, in the event of certain business combinations, the Rights permit shareholders to purchase the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases.

  On October 13, 1999, the Company amended the terms of the Rights Plan to enable a member of the Board of Directors of the Company to purchase up to 30% of the common stock of the Company without being deemed an "Acquiring Person" within the meaning of the Rights Agreement.

NOTE 9: OPERATING LEASES

  The Company leases facilities and equipment under non-cancelable operating lease agreements. Rent expense was $450,000, $239,000, and $188,000 in 1999, 1998, and 1997 respectively. Minimum future rental payments due under non-cancelable operating lease agreements are as follows:

             2000............................    730,000
             2001............................    646,000
             2002............................    613,000
             2003............................    611,000
             2004............................    620,000
             Thereafter......................  2,920,000
                                              ----------
                 Total....................... $6,140,000
                                              ==========

NOTE 10: EMPLOYEE SAVINGS PLAN

  The Company provides a supplementary retirement savings plan which is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifteen percent of their monthly earnings on a pre-tax basis, subject to annual contribution limitations. The Company makes matching contributions of one dollar for each dollar contributed by each Plan participant up to a maximum of $2,000 annually.

The Company's contributions under this program were approximately $184,000, $152,000, and $66,000 for the years ended October 31, 1999, 1998 and 1997 respectively.

NOTE 11: INCOME TAXES

  The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes for the fiscal periods ended October 31, as follows:

                                                1999         1998        1997
                                            ------------  ----------  ---------
Expected tax provision at statutory rate... $(2,068,000) $ (59,000) $362,000 State income tax provision, net of federal
  tax effect...............................     (241,000)     (7,000)    42,000
Permanent differences......................         5,000       5,000    11,000
Tax credits and other......................      (408,000)   (217,000)  (10,000)
Increase in valuation allowance............     4,362,000
                                             ------------  ----------   --------
Total income tax expense (benefit) ........   $ 1,650,000   $(278,000)  $405,000
                                             ============  ==========   ========

Deferred tax assets (liabilities) are comprised of the following at October 31:
                                                         YEAR ENDED OCTOBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      -----------   -----------
Depreciation.......................................  $   56,000    $   55,000
Deferred rent......................................           -        38,000
Other..............................................     244,000      (147,000)
Net operating loss carryforwards...................   3,031,000     1,126,000
Income tax credits.................................   1,031,000       616,000
                                                      -----------   ----------
Total deferred tax assets before valuation allowance. 4,362,000     1,688,000

Less valuation allowance...........................  (4,362,000)           --

                                                     -----------   -----------
Net deferred tax asset............................  $       --     $1,688,000
                                                     ===========   ===========

At October 31, 1999, the Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $8.9 million and $1.0 million, respectively. These carryforwards expire in the years ending October 31, 2001 through October 31, 2019.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.


NOTE 12: CONTINGENCIES

In July 1999, the Company was served by National Instruments Corporation ("NIC") of Austin, Texas, in a patent infringement lawsuit filed in United States District Court for the Western District of Texas. NIC has alleged that the Company's Vision Program Manger software ("VPM") infringes certain United States patents held by NIC related to graphical programming concepts. The Company has filed a counterclaim and requested that the Court declare the NIC patents invalid or determine that the Company does not infringe the NIC patents. The lawsuit is in the initial stages of discovery and a trial has not yet been scheduled in this action. The Company believes that it has meritorious defenses to the lawsuit and intends to defend itself vigorously. However, no assurance can be given as to the outcome of this action. The inability of the Company to prevail in this action, including the loss or impairment of the right to sell the Company's products in the United States, could have an adverse effect on the Company's future business, financial condition and results of operations.


SCHEDULE VIII


Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

                              Balance at  Additions   Deductions  Balance at
                              Beginning   Charged to  and Write-    End of
                              of Period    Earnings      offs       Period
                              ----------  ----------  ----------  ----------
Year Ended October 31, 1997    $35,000     $95,000    ($100,000)   $30,000

Year Ended October 31, 1998    $30,000     $10,000     ($11,000)   $29,000

Year Ended October 31, 1999    $29,000     101,000     ($56,000)    74,000




EXHIBIT 23:  CONSENT OF INDEPENDENT ACCOUNTANTS
-----------------------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8, Numbers 33-39459, 33-61266, 333-00665 and 333-48065 of
PPT VISION, Inc. of our report dated December 10, 1999 appearing in this Annual Report on Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers, LLP
Minneapolis, Minnesota
January 24, 2000