Form 10-Q
period 2000-01-31
PPT VISION INC
filed 2000-03-10
CIK 704460

Page 11

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended January 31, 2000
                         Commission File Number 0-11518



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

Shares of $.10 par value common stock outstanding at
February 18, 2000: 5,256,275
                                               Total pages this report:  12


                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Financial Statements

           Balance Sheets as of January 31, 2000 and
           October 31, 1999.........................................  3

           Income Statements for the Three Months Ended
           January 31, 2000 and January 31, 1999....................  4

           Statements of Cash Flows for the Three Months Ended
           January 31, 2000 and January 31, 1999....................  5

           Notes to Interim Financial Statements--January 31, 1999..  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk .............................................  9


Part II.   Other Information........................................  10
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  11
           ----------

                                PPT VISION, INC.

                                 BALANCE SHEETS


                                      January 31, 2000  October 31, 1999
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 1,102,000       $ 2,135,000
Investments...........................    7,613,000         8,262,000
Accounts receivable, net..............    4,235,000         3,325,000
Inventories:
  Manufactured and purchased parts....    2,111,000         1,649,000
  Work-in-process.....................      346,000           512,000
  Finished goods......................       30,000            30,000
                                        ------------      ------------
Inventories, net......................    2,487,000         2,191,000
Other current assets..................      191,000           205,000
                                        ------------      ------------
     Total current assets.............   15,628,000        16,118,000

Fixed assets, net.....................    2,271,000         2,400,000
Other assets, net.....................    3,331,000         3,327,000
                                        ------------      ------------
     Total assets.....................  $21,230,000       $21,845,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.  $ 2,091,000       $ 2,674,000
Deferred revenue......................      519,000                --
                                        ------------      ------------
     Total current liabilities........    2,610,000         2,674,000

Shareholders' equity:
Common stock..........................      526,000           526,000
Capital in excess of par value........   28,862,000        28,862,000
Accumulated (deficit).................  (10,682,000)      (10,141,000)
Unrealized gain (loss), investments...      (86,000)          (76,000)
                                        ------------      ------------
     Total shareholders' equity.......   18,620,000        19,171,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $21,230,000       $21,845,000
                                        ============      ============


                                    PPT VISION, INC.
                                   INCOME STATEMENTS
                                      (UNAUDITED)


                                     Three Months Ended
                                       January 31,
                                  ------------------------
                                     2000         1999
                                  -----------  -----------
Net revenues...................   $4,107,000   $1,735,000
Cost of sales..................    1,777,000      862,000
                                  -----------  -----------
Gross profit...................    2,330,000      873,000

Expenses:
  Selling......................    1,089,000      965,000
  General and administrative...      666,000      322,000
  Research and development.....    1,255,000      955,000
                                  -----------  -----------
  Total expenses...............    3,010,000    2,242,000
                                  -----------  -----------
Loss from operations...........     (680,000)  (1,369,000)

Interest income................      136,000      214,000
Other income...................        3,000        8,000
                                  -----------  -----------
Loss before taxes..............     (541,000)  (1,147,000)
Income tax benefit.............            -      436,000
                                  -----------  -----------
Net loss.......................  $  (541,000)  $ (711,000)
                                  ===========  ===========
Per share data:
Common shares outstanding          5,256,000    5,415,000
Common and common
  equivalent shares
  outstanding..................    5,256,000    5,415,000
Basic loss per share...........  $    (0.10)  $    (0.13)
                                 ===========  ===========
Diluted loss per share.........  $    (0.10)  $    (0.13)
                                 ===========  ===========









                                 PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months      Three Months
                                                     Ended             Ended
                                               January 31, 2000  January 31,
1999
                                               ----------------  ---------------
-
Net income(loss)...............................  $  (541,000)    $    (711,000)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation and amortization..................     247,000           243,000
 Deferred rent..................................          --            (9,000)
 Deferred income tax (benefit) expense..........          --          (436,000)
 Accrued interest income (loss).................       5,000           (39,000)
 Realized gain on sale of investments...........          --            (7,000)
Change in assets and liabilities
 Accounts receivable............................    (910,000)          611,000
 Inventories....................................    (296,000)         (623,000)
 Other assets...................................      14,000           (14,000)
 Accounts payable and accrued expenses..........    (583,000)         (235,000)
 Deferred revenue...............................     519,000                --
                                                  ----------        ----------
  Total adjustments.............................  (1,004,000)         (509,000)
                                                  ----------        ----------
  Net cash used in operating activities.........  (1,545,000)       (1,220,000)

Cash flows from investing activities:
 Purchase of fixed assets.......................    (103,000)         (367,000)
 Purchase of investments........................  (2,147,000)       (4,279,000)
 Sales and maturities of investments............   2,781,000         5,304,000
 Net investment in other long-term assets.......     (19,000)         (167,000)
                                                  ----------        ----------
  Net cash provided by investing activities.....     512,000           491,000

Cash flows from financing activities
 Proceeds from issuance of common stock.........          --             5,000
 Repurchases of common stock....................          --          (252,000)
                                                  ----------        ----------
  Net cash used in financing activities.........          --          (247,000)
                                                  ----------        ----------

Net decrease in cash and cash equivalents.......  (1,033,000)         (976,000)

Cash and cash equivalents at beginning of year..   2,135,000         1,987,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 1,102,000       $ 1,011,000
                                                  ==========        ==========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.................................... $     --           $    --
  Interest......................................       --                --



                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

January 31, 2000

NOTE A - ORGANIZATION

We design, manufacture, market and integrate machine vision-based automated inspection systems for manufacturing applications such as electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection, and gauging and measurement tasks. A machine vision system is a combination of cameras, lighting, and computer hardware and software working together to capture and analyze images of moving parts to determine if the parts match a defined standard. Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company's vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories, including automotive, electronic and semiconductor components, consumer goods, medical devices, pharmaceuticals and plastics.

NOTE B - BASIS OF PRESENTATION

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

The Balance Sheet at October 31, 1999 has been derived from the Company's audited financial statements for the fiscal year ended October 31, 1999 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

NOTE C - RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the January 31, 2000 presentation.


Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

  Net Revenues: Net revenues increased 137% to $4,107,000 for the three-month period ended January 31, 2000, compared to net revenues of $1,735,000 for the same period in fiscal 1999. Unit sales of the Company's machine vision systems increased to 190 for the first quarter of fiscal 2000 versus 64 for the same period in fiscal 1999. The increase in the number of units sold is attributed to strong performance both domestically and internationally in the Company's core markets including electronics and automotive. The Company's average selling price per machine vision system sold during the three-month period ended January 31, 2000 decreased 4% compared to the same period in fiscal 1999. This decrease is attributable to the lower average selling price on units shipped as part of a previously announced 2D OEM supply agreement. Gross revenues for the first three months of fiscal 2000 increased 130% in North America and 135% outside North America compared to the same period in fiscal 1999. Sales to customers outside North America represented 55% of gross revenues for the first three months of fiscal 2000, compared to 56% for the same period in fiscal 1999.

  Gross Profit: Gross profit increased 167% to $2,330,000 for the three-month period ended January 31, 2000, compared to $873,000 for the same period in fiscal 1999. As a percentage of net revenues, the gross profit for the first quarter of fiscal 2000 increased to 57%, compared to 50% for the same period in fiscal 1999. This increase in gross profit in absolute dollars for the first three months of fiscal 2000 is primarily due to the increase in net revenues. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in the remainder of fiscal 2000 due to shifts in geographic and product mix as well as normal start-up costs associated with new product introductions.

  Selling Expenses: Selling expenses increased 13% to $1,089,000 for the three-month period ended January 31, 2000, compared to $965,000 for the same period in fiscal 1999. As a percentage of net revenues, selling expenses decreased to 26% for the first quarter of fiscal 2000, compared to 56% for the first quarter of fiscal 1999. The decrease in expenses as a percentage of net revenues is attributed to the increase in net revenues. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may increase somewhat in the remainder of fiscal 2000 as the Company makes the necessary investments to support strategic initiatives.

  General and Administrative Expenses: General and administrative expenses for the first quarter of fiscal 2000 includes $180,000 in costs accrued in connection with the settlement of the Company's lawsuit with Integrated Electronic Technologies, Inc. ("IET"). Refer to Part II, Item 1 "Legal Proceedings" of this Form 10-Q for more detailed information regarding the IET lawsuit. Excluding the costs associated with settling the IET lawsuit, general and administrative expenses increased 51% to $486,000 for the three-month period ended January 31, 2000, compared to $322,000 for the same period in fiscal 1999. As a percentage of net revenues (excluding the costs associated with settling the IET lawsuit) general and administrative expenses decreased to 12% for the first quarter of fiscal 2000, compared to 19% for the first quarter of fiscal 1999. The increase in expenditures in absolute dollars is primarily attributable to increased expenses associated with operating the Company as it prepares for continued growth.

  Research and Development Expenses: Research and development expenses increased 31% to $1,255,000 for the three-month period ended January 31, 2000, compared to $955,000 for the same period in fiscal 1999. As a percentage of net revenues, research and development expenses decreased to 31% for the first quarter of fiscal 2000, compared to 55% for the first quarter of fiscal 1999. The increase in expenditures is mainly due to resource commitments required to support new product development programs. The Company believes that during the remainder of fiscal 2000, research and development expenses may increase slightly as the Company commits the resources necessary to support strategic initiatives.

  Interest income decreased 36% to $136,000 for the three-month period ended January 31, 2000, compared to $214,000 for the same period in fiscal 1999. The decrease in interest income is related to a reduction in the balances in cash and cash equivalents and short-term investments.

  Income Tax Benefit (Expense): The Company did not record an income tax benefit for the three-month period ended January 31, 2000, compared to $436,000 for the same period in fiscal 1999. For fiscal 1999, income tax expense of $1,650,000 was recorded. This income tax expense resulted from the recording of a valuation allowance against previously recorded deferred tax assets due to the uncertainty of future realization. A valuation allowance equal to the deferred tax asset was recorded in the fourth quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital decreased to $13,018,000 at January 31, 2000 from $13,444,000 at October 31, 1999. The Company financed its operations during the first three months of fiscal 2000 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the first three months of fiscal 2000 was $1,545,000. Accounts receivable increased $910,000 primarily due to product shipments in second half of the first quarter. Inventories increased $296,000 during the first three months of fiscal 2000.

  Net cash provided by investing activities was $512,000, primarily due to sales and maturities of investments. The Company used $103,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab equipment and manufacturing equipment. Investments consist of short-term investment grade securities.

  At March 8, 2000, the Company had commitments for approximately $135,000 of capital equipment. The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at January 31, 2000 will provide adequate liquidity to meet the Company's normal working capital and capital resource needs for at least the next twelve months.

FORWARD LOOKING STATEMENTS
--------------------------
  This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, PPT VISION's ability to keep pace with technological developments and evolving industry standards, worldwide competition, and PPT VISION's ability to protect its existing intellectual property from challenges from third parties and other factors.

  All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended October 31, 1999, filed with the SEC.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

  The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at January 31, 2000 due to the short maturities of these instruments.

Interest Rate Risk

  The Company maintains investment portfolio holdings of various issuers, types and maturities, primarily U.S. government and agency securities and other short
terms, interest-bearing investment grade securities.   The Company's cash and
investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for-sale. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2000, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures

Foreign Currency Exchange Rate Risk.

  The Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, are transacted in U.S. Dollars. As a result, the Company believes it is not is not subject to adverse movements in foreign currency exchange rates.

PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------

  In July 1999, the Company was served by National Instruments Corporation ("NIC") of Austin, Texas, in a patent infringement lawsuit filed in United States District Court for the Western District of Texas. NIC has alleged that the Company's Vision Program Manager software ("VPM") infringes certain United States patents held by NIC which it claims relate to certain aspects of graphical user interfaces. The Company has filed a counterclaim and requested that the Court declare the NIC patents invalid or determine that the Company does not infringe the NIC patents. The lawsuit is in the discovery stage. A trial has not yet been scheduled in this action. The Company believes that it has meritorious defenses to the lawsuit and is defending itself vigorously.

  On July 9, 1999 Integrated Electronic Technologies, Inc. ("IET") of Cicero, New York, filed a complaint against the Company in the United States District Court for the Northern District of New York (Case No. 99-CV-1067). IET is asserting breach of contract and related claims in connection with the proposed purchase by the Company of certain handling systems to be manufactured by IET. The Company filed an answer denying all liability and has asserted counterclaims seeking damages from IET. The parties recently agreed to settle their disputes and dismiss the lawsuit. The settlement documents are being finalized.

For further information see "Patents and Proprietary Rights" and "Important Factors Regarding Forward-Looking Statements- Proprietary Technology" in Part 1,
Item 1 of the Company's Annual Report on Form 10-K.





Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          None


Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          Not Applicable


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None


Item 5:   OTHER INFORMATION
          -----------------
          None.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page

          The following exhibits are filed as part of this Quarterly
          Report on Form 10-Q for the quarterly period
          ended January 31, 2000: ..................................      12

          27.1 Financial Data Schedule


          (b)   Reports on Form 8-K

                None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PPT VISION, INC.

Date: March 10, 2000

                                        /s/Richard R. Peterson
                                        -----------------------------
                                        Richard R. Peterson
                                        (Principal Accounting Officer)
                                        Chief Financial Officer