Form 10-Q
period 2000-04-30
PPT VISION INC
filed 2000-06-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 2000
                         Commission File Number 0-11518



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

                             (952) 996-9500
    ----------------------------------------------------------------------
           (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No

Shares of $.10 par value common stock outstanding at
June 9, 2000: 5,272,050
                                               Total pages this report:  13


                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Financial Statements

           Balance Sheets as of April 30, 2000 and
           October 31, 1999.........................................  3

           Income Statements for the Three and Six Months Ended
           April 30, 2000 and April 30, 1999........................  4

           Statements of Cash Flows for the Six Months Ended
           April 30, 2000 and April 30, 1999........................  5

           Notes to Interim Financial Statements--April 30, 2000....  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk .............................................  10


Part II.   Other Information........................................  11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  13


                                PPT VISION, INC.

                                 BALANCE SHEETS


                                       April 30, 2000  October 31, 1999
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 1,356,000       $ 2,135,000
Investments...........................    6,252,000         8,262,000
Accounts receivable, net..............    4,071,000         3,325,000
Inventories:
  Manufactured and purchased parts....    2,003,000         1,649,000
  Work-in-process.....................      338,000           512,000
  Finished goods......................       62,000            30,000
                                        ------------      ------------
Inventories, net......................    2,403,000         2,191,000
Other current assets..................      295,000           205,000
                                        ------------      ------------
     Total current assets.............   14,377,000        16,118,000

Fixed assets, net.....................    2,419,000         2,400,000
Other assets, net.....................    3,338,000         3,327,000
                                        ------------      ------------
     Total assets.....................  $20,134,000       $21,845,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.  $ 1,792,000       $ 2,674,000
Deferred revenue......................      363,000                --
                                        ------------      ------------
     Total current liabilities........    2,155,000         2,674,000

Shareholders' equity:
Common stock..........................      527,000           526,000
Capital in excess of par value........   28,916,000        28,862,000
Accumulated (deficit).................  (11,386,000)      (10,141,000)
Unrealized loss, investments..........      (78,000)          (76,000)
                                        ------------      ------------
     Total shareholders' equity.......   17,979,000        19,171,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $20,134,000       $21,845,000
                                        ============      ============

         See accompanying notes to condensed financial statements

                                 PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended          Six Months Ended
                                  April 30,                  April 30,
                           ------------------------  --------------------------
                              2000         1999           2000         1999
                           -----------  -----------  ------------  ------------
Net revenues.............  $4,125,000   $3,246,000   $ 8,232,000    $4,982,000
Cost of sales............   1,819,000    1,414,000     3,595,000     2,276,000
                           -----------  -----------  ------------  ------------
Gross profit.............   2,306,000    1,832,000     4,637,000     2,706,000

Expenses:
  Sales and marketing....   1,137,000    1,146,000     2,226,000     2,110,000
  General and
   administrative........     754,000      407,000     1,420,000       729,000
  Research and
   development...........   1,284,000    1,023,000     2,539,000     1,980,000
                           -----------  -----------  ------------  ------------
  Total expenses.........   3,175,000    2,576,000     6,185,000     4,819,000
                           -----------  -----------  ------------  ------------
Loss from
 operations..............    (869,000)    (744,000)   (1,548,000)   (2,113,000)

Interest income..........     115,000      178,000       251,000       393,000
Other income.............      49,000        9,000        52,000        17,000
                           -----------  -----------  ------------  ------------
Net loss before taxes....    (705,000)    (557,000)   (1,245,000)   (1,703,000)
Income tax benefit.......           -      151,000             -       586,000
                           -----------  -----------  ------------  ------------
Net loss........          $  (705,000)  $ (406,000) $ (1,245,000)  $(1,117,000)
                           ===========  ===========  ============  ============
Per share data:
Common shares outstanding   5,267,000    5,397,000     5,262,000     5,406,000
Common and common
  equivalent shares

  outstanding............   5,267,000    5,397,000     5,262,000     5,406,000
Basic loss per share.....  $    (0.13)  $    (0.08)   $    (0.24)   $    (0.20)
                           ===========  ===========  ============  ============
Diluted loss per share...  $    (0.13)  $    (0.08)   $    (0.24)   $    (0.20)
                           ===========  ===========  ============  ============

            See accompanying notes to condensed financial statements



                                 PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Six Months        Six Months
                                                    Ended             Ended
                                                April 30, 2000    April 30, 1999
                                               ----------------  ---------------

Net loss....................................... $(1,245,000)    $  (1,117,000)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation and amortization..................     505,000           487,000
 Deferred rent..................................          --           (19,000)
 Deferred income tax (benefit) expense..........          --          (586,000)
 Accrued interest income (loss).................      30,000           (16,000)
 Realized gain on sale of investments...........          --           (15,000)
Change in assets and liabilities
 Accounts receivable............................    (746,000)         (731,000)
 Inventories....................................    (212,000)          (99,000)
 Other assets...................................     (90,000)          (75,000)
 Accounts payable and accrued expenses..........    (882,000)         (578,000)
 Deferred revenue...............................     363,000                --
                                                  ----------        ----------
  Total adjustments.............................  (1,032,000)       (1,632,000)
                                                  ----------        ----------
  Net cash used in operating activities.........  (2,277,000)       (2,749,000)

Cash flows from investing activities:
 Purchase of fixed assets.......................    (494,000)         (783,000)
 Purchase of investments........................  (2,643,000)       (5,183,000)
 Sales and maturities of investments............   4,622,000        11,557,000
 Net investment in other long-term assets.......     (42,000)          (38,000)
                                                  ----------        ----------
  Net cash provided by investing activities.....   1,443,000         5,553,000

Cash flows from financing activities
 Proceeds from issuance of common stock.........      55,000            73,000
 Repurchases of common stock....................          --          (399,000)
                                                  ----------        ----------
  Net cash provided by
   (used in) financing activities.............       55,000          (326,000)
                                                  ----------        ----------
Net (decrease) increase
 in cash and cash equivalents..................     (779,000)        2,478,000

Cash and cash equivalents at beginning of year..   2,135,000         1,986,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 1,356,000       $ 4,464,000
                                                  ==========        ==========

         See accompanying notes to condensed financial statements




                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

April 30, 2000

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









NOTE C - COMPREHENSIVE LOSS

                              Three Months Ended         Six Months Ended
                                  April 30,                  April 30,
                           ------------------------  --------------------------
                              2000         1999           2000         1999
                           -----------  -----------  ------------  ------------

Net loss                   $ (705,000)  $ (406,000)  $(1,245,000)  $(1,117,000)
Other comprehensive loss:
 Unrealized income
 (Loss) on investments          8,000      (24,000)       (2,000)      (54,000)
                           -----------  -----------  ------------  ------------
Total comprehensive loss   $ (697,000)  $ (430,000)  $(1,247,000)  $(1,171,000)
                           ===========  ===========  ============  ============

NOTE D - RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the April 30, 2000 presentation.


Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

  Net Revenues: Net revenues increased 27% to $4,125,000 for the three-month period ended April 30, 2000, compared to net revenues of $3,246,000 for the same period in fiscal 1999 and increased to $8,232,000 for the six-months ended April 30, 2000, up from $4,982,000 for the same period of 1999. Unit sales of the Company's machine vision systems increased to 174 for the second quarter of fiscal 2000 versus 97 for the same period in fiscal 1999. Unit sales for the six-month period ended April 30, 2000 increased to 364 compared to 161 for the same period in fiscal 1999. The increase in the number of units sold is attributed to strong performance both domestically and internationally in the Company's core markets, including electronics and automotive. Gross revenues for the first six-months of fiscal 2000 increased 28% in North America and 152% outside North America. Sales to customers outside North America represented 45% of gross revenues for the first six-months of fiscal 2000, compared to 29% for the same period in fiscal 1999.

  Gross Profit: Gross profit increased 26% to $2,306,000 for the three-month period ended April 30, 2000, compared to $1,832,000 for the same period in fiscal 1999. For the six-month period ended April 30, 2000, gross profit increased 71% to $4,637,000, compared to $2,706,000 for the same period in fiscal 1999. As a percentage of net revenues, the gross profit for the second quarter of fiscal 2000 remained constant at 56%, compared to the same period in fiscal 1999. For the six-month period ended April 30, 2000, gross profit as a percentage of net revenues increased to 56%, compared to 54% for the same period in fiscal 1999. This increase in gross profit in absolute dollars for the three and six month period ended April 30, 2000 is primarily attributed to the increase in net revenues. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate and may decline temporarily at certain times in the remainder of fiscal 2000 due to shifts in geographic and product mix as well as normal start-up costs associated with new product introductions.

  Sales and Marketing: Sales and marketing expenses decreased slightly to $1,137,000 for the three-month period ended April 30, 2000, compared to $1,146,000 for the same period in fiscal 1999. For the six-month period ended April 30, 2000, selling expenses increased 5% to $2,226,000, compared to $2,110,000 for the same period in fiscal 1999. As a percentage of net revenues, sales and marketing expenses decreased to 28% for the second quarter of fiscal 2000, compared to 35% for the second quarter of fiscal 1999. For the six-month period ended April 30, 2000, selling expenses as a percentage of net revenues decreased to 27%, compared to 42% for the same period in fiscal 1999. The decrease in expenses as a percentage of net revenues is attributed to the increase in net revenues. Although the Company will limit the rate of growth in sales and marketing expenses, it is anticipated that sales and marketing expenses may increase somewhat in the remainder of fiscal 2000 as the Company makes the necessary investments to support strategic initiatives.

  General and Administrative Expenses: General and administrative expenses for the six-month period ended April 30, 2000 includes $200,000 in costs incurred in connection with the Company's lawsuit with National Instruments Corporation ("NIC")and $180,000 (incurred during the Company's first quarter ended January 31, 2000) in costs accrued in connection with the settlement of the Company's lawsuit with Integrated Electronic Technologies, Inc. ("IET"). Refer to Part II, Item 1 "Legal Proceedings" of this Form 10-Q for more detailed information regarding the NIC and IET lawsuits.

General and administrative expenses increased 85% to $754,000 for the three-month period ended April 30, 2000, compared to $407,000 for the same period in fiscal 1999. For the six-month period ended April 30, 2000, general and administrative expenses increased 95% to $1,420,000, compared to $729,000 for the same period in fiscal 1999. As a percentage of net revenues, general and administrative expenses increased to 18% for the second quarter of fiscal 2000, compared to 13% for the second quarter of fiscal 1999. For the six-month period ended April 30, 2000, general and administrative expenses as a percentage of net revenues increased to 17%, compared to 15% for the same period in fiscal 1999. The increase in expenditures in absolute dollars is primarily attributable to the costs associated with the NIC and IET lawsuits as noted above, and increased expenses associated with operating the Company as it prepares for continued growth.



  Research and Development Expenses: Research and development expenses increased 26% to $1,284,000 for the three-month period ended April 30, 2000, compared to $1,023,000 for the same period in fiscal 1999. For the six-month period ended April 30, 2000, research and development expenses increased 28% to $2,539,000, compared to $1,980,000 for the same period in fiscal 1999. As a percentage of net revenues, research and development expenses decreased to 31% for the second quarter of fiscal 2000, compared to 32% for the second quarter of fiscal 1999. For the six-month period ended April 30, 2000, research and development expenses as a percentage of net revenues decreased to 31%, compared to 40% for the same period in fiscal 1998. The increase in expenditures is mainly due to resource commitments required to support new product development programs. The Company believes that during the remainder of fiscal 2000, research and development expenses may increase slightly as the Company commits the resources necessary to support strategic initiatives.

  Interest income decreased 35% to $115,000 for the three-month period ended April 30, 2000, compared to $178,000 for the same period in fiscal 1999. For the six-month period ended April 30, 2000, interest income decreased 36% to $251,000, compared to $393,000 for the same period in fiscal 1999. The decrease in interest income is related to a reduction in the balances in cash and cash equivalents and short-term investments.

  Income Tax Benefit (Expense): The Company did not record an income tax benefit or expense for either the three-month or six-month period ended April 30, 2000, compared to an income tax benefit of $151,000 and $586,000 for the same periods in fiscal 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Working capital decreased to $12,222,000 at April 30, 2000 from $13,444,000 at October 31, 1999. The Company financed its operations during the first six months of fiscal 2000 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the first six months of fiscal 2000 was $2,278,000. Accounts receivable increased $746,000 primarily due to increased revenues and product shipments in second half of the second quarter. Inventories increased $212,000 during the first six months of fiscal 2000 due to the purchase of inventory items with extended delivery lead times to fulfill future orders.

  Net cash provided by investing activities was $1,444,000, primarily due to sales and maturities of investments. The Company used $493,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab equipment and manufacturing equipment. The Company anticipates that it will expend approximately $500,000 on capital expenditures over the second half of fiscal 2000. Investments consist of short-term investment grade securities.

  The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at April 30, 2000 will provide adequate liquidity to meet the Company's normal working capital and capital resource needs for at least the next twelve months.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

  The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at April 30, 2000 due to the short maturities of these instruments.

Interest Rate Risk

  The Company maintains investment portfolio holdings of various issuers, types and maturities, primarily U.S. government and agency securities and other short
terms, interest-bearing investment grade securities.   The Company's cash and
investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for-sale. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2000, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures
Foreign Currency Exchange Rate Risk.

  The Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, are transacted in U.S. Dollars. As a result, the Company believes it is not is not subject to adverse movements in foreign currency exchange rates.

PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------

In July 1999, the Company was served by National Instruments Corporation ("NIC") of Austin, Texas, in a patent infringement lawsuit filed in United States District Court for the Western District of Texas. NIC has alleged that the Company's Vision Program Manager software ("VPM") infringes certain United States patents held by NIC that it claims relate to certain aspects of graphical user interfaces. The Company has filed a counterclaim and requested that the Court declare the NIC patents invalid or determine that the Company does not infringe the NIC patents. The Company believes that it has meritorious defenses to the lawsuit and is defending itself vigorously. The suit is scheduled to go to trial on or about July 10, 2000. The parties are currently engaged in settlement discussions.

  On July 9, 1999 Integrated Electronic Technologies, Inc. ("IET") of Cicero, New York, filed a complaint against the Company in the United States District Court for the Northern District of New York. IET asserted breach of contract and related claims in connection with the proposed purchase by the Company of certain handling systems to be manufactured by IET. The Company filed an answer denying all liability and asserted counterclaims seeking damages from IET. The parties entered into a settlement agreement under which the parties agreed to dismiss the lawsuit with prejudice and the Company agreed to pay a total of $160,000, $140,000 of which has been paid, with the remaining $20,000 due to IET upon the satisfaction of certain obligations contained in the settlement agreement. The Company expects the District Court to issue an Order dismissing the case with prejudice in June 2000.

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


Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------
          None

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          Not Applicable


Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          On March 16, 2000, the Company held its Annual Meeting of Shareholders. At the meeting the following actions were taken:

          (a) The following persons were re-elected to the Company's Board of Directors receiving the votes set forth opposite their names:

                                         For       Withheld
                                      ----------   --------
               Joseph C. Christenson..  4,732,599     71,999
               Larry G. Paulson.......  4,735,047     69,551
               Bruce C. Huber.........  4,735,047     69,551
               Peter R. Peterson......  4,735,047     69,551
               David Malmberg.........  4,735,047     69,551




    (b) The second matter related to the approval to adopt the PPT VISION, Inc. 2000 Stock Option Plan. 2,767,971 votes were cast for approval and 154,786 were cast against approval. There were 8,931 abstentions and 1,872,910 broker non-votes.

    (c) The third matter related to the approval to adopt the PPT VISION,Inc. 2000 Employee Stock Purchase Plan. 2,828,614 votes were cast for approval and 95,809 were cast against approval. There were 7,296 abstentions and 1,872,879 broker non-votes.

        Based on these voting results, each of the directors nominated was elected and the second and third matters were approved.


Item 5:   OTHER INFORMATION
          -----------------
          None.














Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:                                                Page

          The following exhibits are filed as part of this Quarterly
          Report on Form 10-Q for the quarterly period
          ended April 30, 2000: .....................................     12

          27.1 Financial Data Schedule


          (b)   Reports on Form 8-K

                None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PPT VISION, INC.

Date: June 15, 2000

                                        /s/Richard R. Peterson
                                        -----------------------------
                                        Richard R. Peterson
                                        (Principal Accounting Officer)
                                        Chief Financial Officer