Form 10-Q
period 2000-07-31
PPT VISION INC
filed 2000-09-13
CIK 704460

Page 4



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 2000
                         Commission File Number 0-11518



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No

Shares of $.10 par value common stock outstanding at September 8, 2000:
5,477,407











                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Financial Statements

           Balance Sheets as of July 31, 2000 and
           October 31, 1999........................................   3

           Income Statements for the Three and Nine Months Ended
           July 31, 2000 and July 31, 1999........................    4

           Statements of Cash Flows for the Nine Months Ended
           July 31, 2000 and July 31, 1999........................    5

           Notes to Interim Financial Statements-July 31, 2000....    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk .............................................  10


Part II.   Other Information........................................  11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  12


                                PPT VISION, INC.

                                 BALANCE SHEETS


                                       July 31, 2000  October 31, 1999
                                           Note A            Note A
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 2,236,000       $ 2,135,000
Investments...........................    4,118,000         8,262,000
Accounts receivable, net..............    4,554,000         3,325,000
Inventories:
  Manufactured and purchased parts....    2,242,000         1,649,000
  Work-in-process.....................      307,000           512,000
  Finished goods......................       15,000            30,000
                                        ------------      ------------
Inventories, net......................    2,564,000         2,191,000
Other current assets..................      268,000           205,000
                                        ------------      ------------
     Total current assets.............   13,740,000        16,118,000

Fixed assets, net.....................    2,441,000         2,400,000
Other assets, net.....................    3,316,000         3,327,000
                                        ------------      ------------
     Total assets.....................  $19,497,000       $21,845,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.  $ 1,736,000       $ 2,674,000
Deferred revenue......................      260,000                --
                                        ------------      ------------
     Total current liabilities........    1,996,000         2,674,000

Shareholders' equity:
Common stock..........................      548,000           526,000
Capital in excess of par value........   30,053,000        28,862,000
Accumulated (deficit).................  (13,035,000)      (10,141,000)
Unrealized loss, investments..........      (65,000)          (76,000)
                                        ------------      ------------
     Total shareholders' equity.......   17,501,000        19,171,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $19,497,000       $21,845,000
                                        ============      ============

         See accompanying notes to condensed financial statements

                                 PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                              Three Months Ended          Nine Months Ended
                                   July 31,                   July 31,
                           ------------------------  --------------------------
                              2000         1999           2000         1999
                           -----------  -----------  ------------  ------------
Net revenues.............  $4,714,000   $2,915,000   $12,945,000    $7,897,000
Cost of sales............   2,063,000    1,323,000     5,658,000     3,600,000
                           -----------  -----------  ------------  ------------
Gross profit.............   2,651,000    1,592,000     7,287,000     4,297,000

Expenses:
  Sales and marketing....   1,200,000    1,131,000     3,426,000     3,241,000
  General and
   administrative........     598,000      509,000     1,638,000     1,238,000
  Research and
   development...........   1,343,000    1,158,000     3,882,000     3,138,000
  Non-recurring
   legal costs...........   1,319,000            -     1,700,000             -
                           -----------  -----------  ------------  ------------
  Total expenses.........   4,460,000    2,798,000    10,646,000     7,617,000
                           -----------  -----------  ------------  ------------
Loss from
 operations..............  (1,809,000)  (1,206,000)   (3,359,000)   (3,320,000)

Interest income..........     101,000      162,000       353,000       554,000
Other income.............      60,000            -       112,000        17,000
                           -----------  -----------  ------------  ------------
Net loss before taxes....  (1,648,000)  (1,044,000)   (2,894,000)   (2,749,000)
Income tax benefit.......           -            -             -       587,000
                           -----------  -----------  ------------  ------------
Net loss........          $(1,648,000) $(1,044,000) $ (2,894,000)  $(2,162,000)
                           ===========  ===========  ============  ============
Per share data:
Common shares outstanding   5,380,000    5,440,000     5,301,000     5,418,000
Common and common
  equivalent shares
  outstanding............   5,380,000    5,440,000     5,301,000     5,418,000
Basic loss per share.....  $    (0.31)  $    (0.19)   $    (0.55)   $    (0.40)
                           ===========  ===========  ============  ============
Diluted loss per share...  $    (0.31)  $    (0.19)   $    (0.55)   $    (0.40)
                           ===========  ===========  ============  ============

            See accompanying notes to condensed financial statements








                                 PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months        Nine Months
                                                    Ended              Ended
                                                July 31, 2000      July 31, 1999
                                               ----------------  ---------------
-
Net loss....................................... $(2,894,000)    $  (2,162,000)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation and amortization..................     805,000           730,000
 Deferred rent..................................          --          (102,000)
 Deferred income tax (benefit) expense..........          --          (587,000)
 Accrued interest income (loss).................      31,000            53,000
 Realized gain on sale of investments...........          --           (14,000)
Change in assets and liabilities
 Accounts receivable............................  (1,229,000)       (1,063,000)
 Inventories....................................    (373,000)          (72,000)
 Other assets...................................     (63,000)          129,000
 Accounts payable and accrued expenses..........    (938,000)         (438,000)
 Deferred revenue...............................     260,000                --
                                                  ----------        ----------
  Total adjustments.............................  (1,507,000)       (1,364,000)
                                                  ----------        ----------
  Net cash used in operating activities.........  (4,401,000)       (3,526,000)

Cash flows from investing activities:
 Purchase of fixed assets.......................    (773,000)       (1,441,000)
 Purchase of investments........................  (2,643,000)       (8,842,000)
 Sales and maturities of investments............   6,767,000        14,468,000
 Net investment in other long-term assets.......     (62,000)           (5,000)
                                                  ----------        ----------
  Net cash provided by investing activities.....   3,289,000         4,180,000

Cash flows from financing activities
 Proceeds from issuance of common stock.........   1,213,000           363,000
 Repurchases of common stock....................          --          (415,000)
                                                  ----------        ----------
  Net cash provided by
   (used in) financing activities.............    1,213,000           (52,000)
                                                  ----------        ----------
Net (decrease) increase
 in cash and cash equivalents..................      101,000           602,000

Cash and cash equivalents at beginning of year..   2,135,000         1,986,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 2,236,000       $ 2,588,000
                                                  ==========        ==========

         See accompanying notes to condensed financial statements








                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

July 31, 2000

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















NOTE C - COMPREHENSIVE LOSS

                              Three Months Ended         Nine Months Ended
                                   July 31,                   July 31,
                           ------------------------  --------------------------
                              2000         1999           2000         1999
                           -----------  -----------  ------------  ------------

Net loss                   $(1,648,000) $(1,044,000)  $(2,894,000)  $(2,162,000)
Other comprehensive loss:
 Unrealized income
 (Loss) on investments          13,000      (21,000)       11,000       (77,000)
                           -----------  -----------  ------------  ------------
Total comprehensive loss   $(1,635,000) $(1,065,000)  $(2,883,000)  $(2,239,000)
                           ===========  ===========  ============  ============

NOTE D - RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the July 31, 2000 presentation.


Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net revenues increased 62% to $4,714,000 for the three-month period ended July 31, 2000, compared to net revenues of $2,915,000 for the same period in fiscal 1999 and increased to $12,945,000 for the nine-months ended July 31, 2000, up from $7,897,000 for the same period of 1999. Unit sales of the Company's machine vision systems increased to 233 for the third quarter of fiscal 2000 versus 118 for the same period in fiscal 1999. Unit sales for the nine-month period ended July 31, 2000 increased to 597 compared to 279 for the same period in fiscal 1999. The increase in the number of units sold is attributed to strong performance both domestically and internationally in the Company's core markets, including electronics and automotive. Gross revenues for the first nine-months of fiscal 2000 increased 22% in North America and 160% outside North America. Sales to customers outside North America represented 48% of gross revenues for the first nine-months of fiscal 2000, compared to 30% for the same period in fiscal 1999. The Company expects fourth quarter fiscal 2000 net revenues and unit sales to increase compared to the third quarter of fiscal 2000.

Gross profit increased 66% to $2,651,000 for the three-month period ended July 31, 2000, compared to $1,592,000 for the same period in fiscal 1999. For the nine-month period ended July 31, 2000, gross profit increased 70% to $7,287,000, compared to $4,297,000 for the same period in fiscal 1999. As a percentage of net revenues, the gross profit for the third quarter of fiscal 2000 increased slightly to 56% compared 55% in the same period in fiscal 1999. For the nine-month period ended July 31, 2000, gross profit as a percentage of net revenues increased to 56%, compared to 54% for the same period in fiscal 1999. This increase in gross profit in absolute dollars for the three and nine month period ended July 31, 2000 is primarily attributed to the increase in net revenues. The Company anticipates that the gross profit as a percentage of net revenues to remain constant for the remainder of fiscal 2000.

Sales and marketing expenses increased 6% to $1,200,000 for the three-month period ended July 31, 2000, compared to $1,131,000 for the same period in fiscal 1999. For the nine-month period ended July 31, 2000, selling expenses increased 6% to $3,426,000, compared to $3,241,000 for the same period in fiscal 1999. As a percentage of net revenues, sales and marketing expenses decreased to 25% for the third quarter of fiscal 2000, compared to 39% for the third quarter of fiscal 1999. For the nine-month period ended July 31, 2000, selling expenses as a percentage of net revenues decreased to 26%, compared to 41% for the same period in fiscal 1999. The decrease in expenses as a percentage of net revenues is attributed to the increase in net revenues. Although the Company will limit the rate of growth in sales and marketing expenses, it is anticipated that sales and marketing expenses may increase slightly in the remainder of fiscal 2000 as the Company makes the necessary investments to support strategic initiatives.

General and administrative expenses increased 17% to $598,000 for the three-month period ended July 31, 2000, compared to $509,000 for the same period in fiscal 1999. For the nine-month period ended July 31, 2000, general and administrative expenses increased 32% to $1,638,000, compared to $1,238,000 for the same period in fiscal 1999. As a percentage of net revenues general and administrative expenses decreased to 13% for the third quarter of fiscal 2000, compared to 17% for the third quarter of fiscal 1999. For the nine-month period ended July 31, 2000, general and administrative expenses as a percentage of net revenues decreased to 13%, compared to 16% for the same period in fiscal 1999. The increase in expenditures in absolute dollars is primarily attributable to increases associated with the Company's revenue growth along with amortization expense related to the Company's SMI patent which commenced in June 2000. The SMI patent is being amortized on a straight-line basis over a ten year period resulting in an incremental $75,000 of amortization expense per quarter.

Research and development expenses increased 16% to $1,343,000 for the three-month period ended July 31, 2000, compared to $1,158,000 for the same period in fiscal 1999. For the nine-month period ended July 31, 2000, research and development expenses increased 24% to $3,882,000, compared to $3,138,000 for the same period in fiscal 1999. As a percentage of net revenues, research and development expenses decreased to 28% for the third quarter of fiscal 2000, compared to 40% for the third quarter of fiscal 1999. For the nine-month period ended July 31, 2000, research and development expenses as a percentage of net revenues decreased to 30%, compared to 40% for the same period in fiscal 1999. The increase in research and development expenses is in line with the Company's objective to commit the necessary resources to support strategic initiatives. The Company expects its research and development expenses to increase slightly in its fourth quarter of fiscal 2000 as compared to the third quarter of fiscal 2000.

Non-recurring legal costs for the three and nine-month period ended July 31, 2000 relate to costs and expenses incurred in connection with the Company's defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company's defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies. Both lawsuits were settled during the quarter ended July 31, 2000. See Part II, Item 1 "Legal Proceedings" of this Form 10-Q for more detailed information regarding the lawsuits.

Interest income decreased 37% to $101,000 for the three-month period ended July 31, 2000, compared to $162,000 for the same period in fiscal 1999. For the nine-month period ended July 31, 2000, interest income decreased 36% to $353,000, compared to $554,000 for the same period in fiscal 1999. The decrease in interest income is related to a reduction in the balances in cash and cash equivalents and short-term investments.

The Company did not record an income tax benefit or expense for the first nine-months ended July 31, 2000, compared to an income tax benefit of $587,000 for the first nine-months in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital decreased to $11,744,000 at July 31, 2000 from $13,444,000 at October 31, 1999. The Company financed its operations during the first nine-months of fiscal 2000 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the first nine months of fiscal 2000 was $4,401,000. Accounts receivable increased $1,229,000 primarily due to increased revenues and product shipments during the third quarter ended July 31, 2000. Inventories increased $373,000 during the first nine-months of fiscal 2000 due to the purchase of inventory items with extended delivery lead times to fulfill future orders. Accounts payable and accrued expenses decreased by $938,000. The decrease in accounts payable and accrued expenses primarily results from the reduction of accruals established at the previous fiscal year-end.

Net cash provided by investing activities was $3,289,000, primarily due to sales and maturities of investments. The Company used $773,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. The Company anticipates that it will expend approximately $150,000 on capital expenditures over the last quarter of fiscal 2000. Investments consist of short-term investment grade securities.

Net cash provided by financing activities was $1,213,000. The financing activities for the nine-month period ended July 31, 2000 consisted of stock option exercises, issuance of shares pursuant to the Company's employee stock purchase plan and a $1.0 million equity investment made by Mr. Peter R. Peterson, a member of the Board of Directors.

The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at July 31, 2000 will provide adequate liquidity to meet the Company's normal working capital and capital resource needs for at least the next twelve months.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at July 31, 2000 due to the short maturities of these instruments.

Interest Rate Risk

The Company maintains investment portfolio holdings of various issuers, types and maturities, primarily U.S. government and agency securities and other short
term, interest-bearing investment grade securities.   The Company's cash and
investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for-sale. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2000, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

Foreign Currency Exchange Rate Risk.

The Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have historically been transacted in U.S. Dollars. As a result, the Company believes it is not subject to adverse movements in foreign currency exchange rates.













PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------

National Instruments Corporation v. PPT Vision, Inc.

As previously disclosed, in July 1999, the Company was served by National Instruments Corporation ("NIC") of Austin, Texas, in a patent infringement lawsuit filed in United States District Court for the Western District of Texas. NIC alleged that the Company's Vision Program Manager software ("VPM") infringed certain United States patents held by NIC that it claimed related to certain aspects of graphical user interfaces. The Company filed a counterclaim and requested that the Court declare the NIC patents invalid or determine that the Company did not infringe the NIC patents.

On June 16, 2000, PPT Vision announced that it had entered into a settlement agreement with NIC under which PPT agreed to make a one-time payment of $1,000,000 to NIC and to make a minor modification to its Vision Program ManagerO (VPM) software, and NIC agreed to dismiss the case with prejudice.
PPT also dismissed its counterclaims with prejudice. The District Court entered an Order dismissing the case with prejudice on June 23, 2000.

Electronic Technologies, Inc v. PPT Vision,  Inc.

On July 9, 1999, Integrated Electronic Technologies, Inc. ("IET") of Cicero, New York, filed a complaint against the Company in the United States District Court for the Northern District of New York. IET asserted breach of contract and related claims in connection with the proposed purchase by the Company of certain handling systems to be manufactured by IET. The Company filed an answer denying all liability and asserted counterclaims seeking damages from IET. The parties entered into a settlement agreement under which the parties agreed to dismiss the lawsuit with prejudice and the Company agreed to pay IET a total of $160,000. The District Court entered an Order dismissing the case with prejudice in July 2000.

For further information see "Patents and Proprietary Rights" and "Important Factors Regarding Forward-Looking Statements- Proprietary Technology" in Part 1,
Item 1 of the Company's Annual Report on Form 10-K.


Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

In June, 2000, Mr. Peter R. Peterson, a director of the Company, purchased 170,000 shares of the common stock directly from the Company at a price of $6.00
per share for total consideration of $1,020,000.   The Company believes the
transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3:   DEFAULTS UPON SENIOR SECURITIES
          ------------------------------
          Not Applicable




Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
          None.


Item 5:   OTHER INFORMATION
          -----------------
          On July 7, 2000, PPT VISION announced the election of Robert W. Heller to its Board of Directors.


Item 6:   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
          (a)   Exhibits:

          The following exhibits are filed as part of this Quarterly
          Report on Form 10-Q for the quarterly period
          ended July 31, 2000: .....................................     12

          27.1 Financial Data Schedule


          (b)   Reports on Form 8-K

                None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PPT VISION, INC.

Date: September 14, 2000

                                        /s/Richard R. Peterson
                                        -----------------------------
                                        Richard R. Peterson
                                        (Principal Accounting Officer)
                                        Chief Financial Officer