Form 10-K
period 2000-10-31
PPT VISION INC
filed 2001-01-29
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from              to

                        Commission File Number:  0-11518

                                PPT VISION, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                             41-1413345
      ---------------------------            --------------------------
      (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)            Identification No.)

                             12988 Valley View Road
                             Eden Prairie, MN  55344
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (952) 996-9500

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sale price of such stock as reported by the Nasdaq Stock Market) on January 16, 2001 was approximately $11,500,000. The number of shares of common stock, $0.10 par value per share, outstanding as of January 16, 2001 was 5,479,782.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 15, 2001 is incorporated by reference into Part III of this Form 10-K.
                                TABLE OF CONTENTS
                                -----------------

PART I                                                                Page
                                                                      ----

     Item 1.   Business..............................................   3
                  Important Factors Regarding
                     Forward-Looking Statements......................  12
                  Executive Officers of the Company..................  15
     Item 2.   Properties............................................  16
     Item 3.   Legal Proceedings.....................................  16
     Item 4.   Submission of Matters for a
                  Vote of Security Holders...........................  16

PART II

     Item 5.   Market for Registrant's Common
                  Equity and Related Stockholder Matters.............  17
     Item 6.   Selected Financial Data...............................  18
     Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  19
     Item 7A.  Quantitative and Qualitative Disclosures About
                  Market Risk........................................  22
     Item 8.   Financial Statements and Supplementary Data...........  23
     Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................  23

PART III

     Item 10.  Directors and Executive Officers of the Registrant....  24
     Item 11.  Executive Compensation................................  24
     Item 12.  Security Ownership of Certain
                  Beneficial Owners and Management...................  24
     Item 13.  Certain Relationships and Related Transactions........  24

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K........................................  25

     Signatures......................................................  27



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

  All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements are described in the "Important Factors Regarding Forward-Looking Statements" section of this
Form 10-K.

Item 1.  BUSINESS
-----------------

CORPORATE PROFILE

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.

The Company operates through two divisions. The Vision Systems Division (VSD) develops and applies 2D and 3D vision technology for general purpose end-user and original equipment manufacturer (OEM) applications in the manufacturing marketplace. The Microelectronics Systems Division (MSD) develops and markets application-specific inspection solutions utilizing the Company's core 2D and 3D vision technology for three target markets: inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

The Company's vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories including manufacturers of automotive, electronic and semiconductor components, consumer goods, pharmaceuticals, medical devices and plastics.

Major manufacturing end users of PPT VISION systems include 3M, AMP, Abbott Labs, Berg Electronics, Daimler-Chrysler, the Delphi Electronic Division of General Motors, Imation, Johnson & Johnson, Kemet, Micron Technology, Molex, Philip Morris, Siemens and United Technologies.


WHAT IS MACHINE VISION?

  A machine vision system consists of computer software and hardware working together with cameras and lighting to automatically inspect products as they are being manufactured. This prevents defective products from being shipped to consumers and helps manufacturers improve their processes and reduce costs. Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. However, machine vision systems at that time were complex to program and maintain, difficult to install, limited in performance and not cost effective. Through advances in microprocessor and software technologies these barriers have been removed, enabling machine vision to emerge as a powerful process control technology that allows manufacturers to improve quality and increase productivity.

THE MACHINE VISION MARKET

  The machine vision market is large and highly fragmented. The Automated Imaging Association ("AIA") estimates that the North American market for machine vision systems in 1999 was approximately $1.68 billion, with worldwide levels estimated at approximately $4.97 billion. The AIA expects this market to grow at approximately 12% per year through the year 2004. According to the AIA, 83%, of the estimated 225 companies in the North American machine vision market have less than $10 million in annual revenues. Demand for machine vision systems comes from end user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufacturers ("OEMs") who incorporate machine vision systems into their products, systems integrators and machine builders. The AIA estimates that a substantial majority of the North American market for machine vision systems consists of sales to end-user manufacturers and OEM's.

  A key factor in the expansion of the machine vision market has been growth in the demand for machine vision systems in the semiconductor and electronics industries. The growth in demand for personal computers, cellular communications and other electronic devices, as well as the increase in electronic components inside other products such as consumer appliances and automobiles, is stimulating demand for electronic and semiconductor components. For example, VLSI Research, Inc., an independent technology research firm, projects that the demand for lead inspection equipment will grow from $189 million in 2000 to $480 million in 2003. In an effort to rapidly improve and increase manufacturing capability while at the same time introducing innovative new designs and improving quality, manufacturers of these components are increasingly turning to machine vision as a vital part of their manufacturing process.

  The growth of the end user machine vision market is also being driven by global competitive trends, which have led manufacturers worldwide to dramatically redesign manufacturing processes in order to reduce cost and increase productivity and quality. In order to meet today's manufacturing quality requirements, statistical sampling methods are often insufficient and 100% inspection is required. To accomplish these objectives, manufacturers are increasingly adopting machine vision solutions.

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

BUSINESS STRATEGY

  The Company's objective is to be a worldwide leader in the design, manufacture, marketing and integration of 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Through the successful integration of the Company's five core competencies, including image acquisition, image processing, application development software, optics and illumination, and vision system integration, the Company believes it will be able to meet its objective and successfully implement its strategy.

  Key elements of the Company's strategy include:

  * Providing Complete Solutions: The Company focuses on providing complete machine vision solutions to end-user manufacturers, OEM's, system integrators and machine builders. PPT VISION is pursuing what it believes to be the most fully vertically integrated business model in the industry, including designing, manufacturing, marketing and integrating complete machine vision solutions. The Company believes this provides it with a competitive advantage in delivering cost effective, complete vision solutions.

  * Extending Technology Leadership in Speed and Ease-of-Use: The Company is continuing to aggressively invest in next generation software and hardware architectures that will expand its lead in speed, ease-of-use and the ability to deliver cost effective complete solutions to its customers.

  * Targeting Expanding Markets Through Continued Development of Application-Specific Software Tools and Hardware Products: The Company's application-specific software tools are a proven solution for a wide variety of inspection applications. In response to the worldwide expansion of the semiconductor and electronics industries, the Company is developing additional software tools and hardware products for electronic component, electronics and semiconductor applications.

  * Providing a Superior Level of Value-Added Application Engineering Support:
    The Company delivers a high level of value-added application engineering support to its end user customers through its own in-house applications engineering resources. Manufacturing end users increasingly want to concentrate their engineering expertise on the products they manufacture, not on engineering machine vision systems. They are seeking complete machine vision solutions with associated application engineering support on an on-going basis.

  * Increasing International Market Presence: The Company is aggressively focusing on increasing its market share in the worldwide machine vision market. The Company believes international markets represent a significant opportunity and intends to capture a significant share of this market through investment and expansion in its international sales distribution and support infrastructure. In fiscal 2000, 47% of the Company's revenues came from customers based outside of the United States.

PRODUCTS

  The Company designs, manufactures, markets and integrates machine vision-based automated inspection systems for manufacturing applications such as electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection, and gauging and measurement tasks. A machine vision system is a combination of cameras, lighting, and computer hardware and software working together to capture an analyze images of moving parts to determine if the parts match a defined standard. Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company's vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories, including automotive, electronic and semiconductor components, consumer goods, medical devices, pharmaceuticals and plastics.

  The Company's machine vision systems are primarily targeted at providing manufacturers with 100% inspection in high speed, discrete part manufacturing applications. This typically replaces older off-line, random sampling techniques or human vision inspection techniques as a means of monitoring quality. The Company's machine vision systems enable manufacturers to achieve zero defect production.

  The Company's family of machine vision systems, which include its proprietary Vision Program ManagerT (VPM) graphical programming software, provide significant performance advantages that meet manufacturers' critical requirements. These requirements include high speed, flexibility, ease-of-use, networkability and statistical feedback, all without sacrificing performance. All PPT VISION systems are supported by the Company's focus on providing its customers with complete solutions, not just components, and a major commitment to providing its customers with value-added application engineering services.

  The Company has developed products that have specific advantages in terms of speed and ease-of-use. Many of the Company's machine vision systems are capable of operating at speeds over 10,000 parts per minute performing 100% inspection. This speed can be critical to successfully employing machine vision in many applications. PPT VISION also pioneered the use of an icon-based visual programming system (i.e. VPM) operating in the Microsoft(R) Windows(TM) environment. Users are able to program the Company's systems by creating a flowchart of icons linked together rather than having to write a computer program in a programming language such as "C" or using a complex menu-based system. This results in lower cost and less time for implementation.

Vision Systems Division

The Company's Vision System Division ("VSD") develops and applies 2D and 3D vision technology for general purpose end-user and original equipment manufacturer applications in the manufacturing marketplace. The principle product offerings of the Vision Systems Division are discussed below:

Passport DSL and Scout DSL (Digital Serial Link)

  The Company introduced its completely digital machine vision systems, the patented Passport DSL and Scout DSL, in fiscal 1998. These products offer an integrated network of cameras, lighting, image processors and hubs, which together form a complete machine vision system.

  The Passport DSL and Scout DSL systems are completely digital, which results in much greater accuracy and repeatability than traditional analog systems. These DSL systems feature PPT's Vision Program Manager (VPM)software, a powerful, graphical programming interface that requires no programming expertise and operates in the Microsoftr Windows environment. The Passport DSL and Scout DSL both incorporate a fully integrated Pentium-based PC, which can be easily added onto a factory network, allowing for a full range of control and monitoring capabilities and an easy way to import or export process information and images. The DSL systems support a network of up to 16 asynchronously functioning cameras that capture non-interlaced video images at rates up to 4,000 full frames per minute. To complement the DSL product family, the Company has also developed the DSL6000 digital camera.

Passport 440, Passport 240, and Scout machine vision systems

  The Passport 440 is designed to operate with up to four asynchronously functioning cameras for multiple inspection views and complex imaging tasks. The Passport 240 has all of the basic capabilities of the Passport 440 in a two-camera model. Both systems are housed in industrially rugged enclosures and are capable of operating at speeds of over 10,000 inspections per minute. The Scout is a cost-effective machine vision system designed for industrial applications that do not require rugged enclosures. It is packaged in a non-industrial style enclosure and is capable of running two cameras with speed and power similar to that of the Passport 240.

SpeedScan 3D Sensor.

  The SpeedScan 3D Sensor is based on PPT's patented Scanning Moire Interferometry (SMI)3D technology. Utilizing a tri-linear CCD sensor and advanced optics, the SpeedScan 3D Sensor is capable of real-time calculation of 3D topography in a single pass. SMI is a patented real-time, unique technology for high speed, high accuracy 3D scanning. It is an area-scanning technology that gathers height data at rates many times faster than conventional laser-based sensors. SMI is especially suitable for applications in the semiconductor and electronics industries, such as IC coplanarity (BGA, BGA, QFP), connector coplanarity, solder paste volume and hard drive components.


Microelectronics Systems Division

The Microelectronics Systems Division ("MSD") develops and markets application-specific inspection solutions utilizing the Company's core 2D and 3D vision technology for three target markets: inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives. The principle product offering of the Microelectronics Systems Division is discussed below:

PPT861, In-Tray 2D and 3D Scanning Station

 In late fiscal 1999, the Company introduced, the PPT861, a high-speed, semi-automated, high resolution, 3D scanning station. The PPT861 provides the flexibility to scan a wide range of in-tray semiconductor packages including QFP, BGA, CSP and BGA, as well as electronic connectors and hard drive components. Using the Company's patented SMI 3D technology, the PPT861 delivers precise measurements at greatly enhanced throughput rates as compared with traditional inspection techniques. With the addition of the optional 2D module, the PPT861 provides a comprehensive solution for critical measurement and inspection requirements. The PPT861 can be configured to operate in either an in-line or stand-alone mode, providing capabilities for both small lot production and high volume applications. All scanning and motion parameters are programmable to allow the inspection of a broad range of component types with varying size and thickness. During fiscal 2000, with orders in all three targeted markets, the Company successfully installed 5 PPT861T systems. Additionally, in January 2001 the Company received a large follow-on order exceeding $1 million dollars for multiple PPT861T systems.

MARKETS AND CUSTOMERS

  The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2000, the Company had sold more than 3,600 machine vision systems to over 290 customers since inception.

  In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During fiscal 2000, revenue from Tokyo Weld, Co., Ltd. accounted for 17% of net revenues and revenue from Tyco International accounted for 12% of net revenues. During fiscal 1999, revenue from Philip Morris Incorporated accounted for 27% of net revenues. During fiscal 1999 and fiscal 1998 revenue from one customer based in the Netherlands, Simac Masic B. V., accounted for 13% and 16% of net revenues, respectively. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

SALES, MARKETING AND CUSTOMER SUPPORT

  The Company sells its products primarily on a direct basis in the United States to end users, system integrators, machine builders and OEMs. Outside the United States, the Company sells primarily through a network of distributors covering Europe, Asia and South America. The Company markets its products through appearances at industry trade shows, advertising in industry trade journals, articles published in industry and technical journals, its own website and through direct-selling in specific vertical markets. In addition, the Company's strong customer relationships serve as valuable references.

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

  The following table sets forth the percentage of the Company's net revenues (including sales delivered through international distributors) by geographic location during the past three years:

                                                    YEAR ENDED OCTOBER 31,
                                                    ---------------------
                                                    2000    1999     1998
                                                    ----    ----     ----
      North America..............................   53%      74%      62%
      Europe.....................................   11%      13%      18%
      Asia-Pacific...............................   31%      12%      18%
      South America..............................    5%       1%       2%

  Substantially all of the Company's export sales are negotiated, invoiced and paid in United States dollars. However, the Company will from time to time enter into export sales negotiated, invoiced and paid in foreign currencies.

BACKLOG

  The Company does not believe backlog is a key indicator of future revenues in the end user machine vision market. PPT VISION products are typically shipped within 30 days after receipt of an order. The Company believes that maintaining as short a time as practical for delivery is a competitive advantage in the end user machine vision market. Customers in the end user machine vision market do not normally place orders for large multiples of units with scheduled deliveries over many months. Rather, end user machine vision addresses a specific application or problem at a specific manufacturing site.

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

  Research and development expenditures were $5.3 million, $4.5 million and $2.9 million in the fiscal years ended October 31, 2000, 1999, and 1998, respectively.

MANUFACTURING

  The Company assembles, configures and tests its products at its suburban Minneapolis facility. The Company's printed circuit boards are custom built by several manufacturers. Most of the components used in the Company's machine vision systems are available off-the-shelf, however, some components are available from only a single supplier or from a limited number of suppliers. The Company typically purchases inventory and builds products in response to quarterly sales forecasts, enabling it to ship products within 30 days after receipt of an order.

  Much of the Company's product manufacturing, consisting primarily of circuit board manufacturing and assembly and machined parts production, is contracted with outside vendors. Company personnel inspect incoming parts and perform final assembly and testing of finished products. The Company believes that its outsourcing strategy enables it to focus its resources on the key core competency areas from which it derives its competitive advantages.

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

  A number of users of machine-vision technology have received notice of alleged patent infringement from, or have been sued by, the Lemelson Medical, Education and Research Foundation Limited Partnership ("Lemelson Foundation") alleging that their use of machine-vision technology in their production processes infringes certain patents issued to Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products in their production processes infringes any of Mr. Lemelson's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company believes that it has defenses to such indemnification claims. To date, the Company has received no actual claims for indemnification. The Company cannot predict the outcomes from the claims of alleged infringement made by the Lemelson Foundation or the affect of such outcomes on the operating results of the Company.

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

EMPLOYEES

  As of January 16, 2001, the Company had 112 full-time employees, including 43 employees in research and development, 39 in sales and marketing, 22 in manufacturing and 8 in finance and administration. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

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

  Forward-looking statements are subject to risks and uncertainties, including those identified below, that could cause actual results to differ materially from such statements. The words "anticipate", "believe", "expect", "intend", "optimistic", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

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

  Dependence Upon Principal Customers. In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company's net revenues. During the fiscal year ended October 31, 2000, revenue from Tokyo Weld, Co., Ltd. accounted for 17% of net revenues and revenue from Tyco International accounted for 12% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company's principal customers could have a material adverse effect on the Company's results of operations.

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

  Proprietary Technology. The Company relies heavily on its image acquisition and image processing hardware designs, along with proprietary software technology. Although the Company has been issued patents, or obtained licenses to patents, in the past on certain technology and has patents pending on new technologies, it currently relies most heavily on protecting its proprietary information as trade secrets. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may "reverse engineer" the Company's products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain based on patents with broad, and often questionable, application. As the number of the Company's products increases, the markets in which its products are sold expands and the functionality of those products grows and overlaps with products offered by competitors. The Company has been sued for patent infringement in the past and may be subject to patent infringement claims in the future. In addition to being expensive and time consuming for the Company and its management, protracted litigation to defend or to prosecute intellectual property could result in some customers deferring or limiting their purchase of the Company's product until resolution of the litigation. Although the Company is not aware that any of its products or proprietary rights infringe upon the valid rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. See Item 3, Legal Proceedings.

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

  Dependence on Outside Contractors and Suppliers. The Company currently contracts with third party assembly houses for a substantial portion of its components and assembly needs. Although the Company endeavors to inspect and internally test most components prior to final assembly, reliance on outside contractors reduces its control over quality and delivery schedules. The failure by one or more of these subcontractors to deliver quality components in a timely manner could have a material adverse effect on the Company's results of operations. In addition, a number of the components integral to the functioning of the Company's products are available from only a single supplier or from a limited number of suppliers. Any interruption in or termination of supply of these components, or a material change in the purchase terms, including pricing, or a reduction in their quality or reliability, could have a material adverse effect on the Company's business or results of operations.

  International Revenue. In the years ended October 31, 2000, 1999 and 1998, sales of the Company's products to customers outside North America accounted for approximately 47%, 26% and 38%, respectively, of the Company's net revenues. The Company anticipates that international revenue will continue to account for a significant portion of its net revenues. The Company's operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render the Company's products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

  Utilization of Net Operating Loss. The utilization of the net operating loss carryforward is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. In fiscal 2000, there was no tax provision due to the net loss for the period. At October 31, 2000, the Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $12.8 million and $1.0 million, respectively. These carryforwards expire in the years ending October 31, 2001 through October 31, 2020. A valuation allowance equal to the deferred tax asset has been recorded.


EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers and other key members of management of the Company are as follows:

NAME                            AGE  POSITION
-----                           ---  --------
Joseph C. Christenson..........  42  President, Director
Thomas R. Northenscold.........  42  Vice President and General Manager,
                                     Vision Systems Division
Arye Malek.....................  44  Vice President and General Manager,
                                     Microelectronics Systems Division
Richard R. Peterson............  35  Chief Financial Officer
David L. Friske................  57  Vice President of Manufacturing

  Joseph C. Christenson has been President of the Company since January 1989 and a director since December 1987. Prior to being elected President of the Company, Mr. Christenson served in a series of positions of increasing responsibility since joining the Company in 1985. Mr. Christenson has a Masters in Business Administration from the University of Michigan and a Bachelor of Arts degree from St. Olaf College.

  Thomas R. Northenscold has been Vice President and General Manager of the Company's Vision Systems Division since March 1999. Prior to that, he served as Chief Financial Officer of the Company since February 1995. From April 1992 to April 1994, he was Senior Vice President of Operations in the City Directory Division of R.L. Polk and Company, a directory publishing company. Mr. Northenscold was previously employed at Cardiac Pacemakers, Inc., a medical device company, in several finance and operations positions from June 1985 to April 1992. He has a Masters in Business Administration in finance from the University of Michigan and a Bachelor of Science degree from Mankato State University.

  Arye Malek has been Vice President and General Manager of the Microelectronics Systems Division since February 2000. Prior to that, he served as Vice President of Marketing of the Company since May 1996. He joined the Company in May 1990 as a Senior Account Manager and became Director of International Operations in November 1992. Mr. Malek holds a Bachelor of Science Degree from the University of Minnesota.

  Richard R. Peterson has been Chief Financial Officer of the Company since April 1999. From December 1996 to March 1999, Mr. Peterson served as Chief Financial Officer of PREMIS Corporation, a developer of enterprise-wide retail automation systems. From July 1992 through November 1996, Mr. Peterson was Vice President of Finance and Administration of Teltech Resource Network Corporation, an information technology company. From October 1988 through June 1992, Mr. Peterson was at Ernst & Young LLP. Mr. Peterson holds a Bachelor of Science Degree from Mankato State University and is a Certified Public Accountant.

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


Item 3. LEGAL PROCEEDINGS
-------------------------
  None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
  None


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

                                                                    HIGH   LOW
                                                                   ------ -----
      FISCAL YEAR ENDED OCTOBER 31, 2000
        First Quarter............................................. $ 4.63 $2.94
        Second Quarter............................................   7.25  3.56
        Third Quarter.............................................   5.63  4.25
        Fourth Quarter............................................   6.00  4.19
      FISCAL YEAR ENDING OCTOBER 31, 1999
        First Quarter............................................. $ 6.63 $4.88
        Second Quarter............................................   6.88  4.38
        Third Quarter.............................................   5.19  4.38
        Fourth Quarter............................................   5.63  3.13

On January 17, 2001, there were approximately 537 holders of record of the Company's common stock. This figure does not reflect more than 2,000 beneficial stockholders whose shares are held in nominee names.

                                DIVIDEND POLICY

  The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  SELECTED FINANCIAL DATA
--------------------------------


                                               YEAR ENDED OCTOBER 31,
                             -------------------------------------------------------------
                                2000         1999          1998       1997        1996
                             -----------  -----------  ----------  ----------  -----------

INCOME STATEMENT DATA:
 Net revenues.............. $18,272,000  $11,325,000  $13,512,000 $12,055,000 $12,693,000
 Income (loss)from
  operations...............  (4,138,000)  (6,821,000)  (1,184,000)    (82,000)  1,949,000
 Net income (loss).........  (3,598,000)  (7,734,000)     103,000     660,000   3,711,000

 Basic net income (loss)
   per share...............      $(0.67)      $(1.43)       $0.02      $0.12       $0.88
 Diluted net income (loss)
   per share...............      $(0.67)      $(1.43)       $0.02      $0.12       $0.84


BALANCE SHEET DATA:
 Working capital..........  $11,166,000  $13,444,000  $20,495,000 $22,887,000  $24,083,000
 Total assets.............   19,412,000   21,845,000   29,575,000  29,986,000   28,056,000
 Shareholders' equity.....   16,871,000   19,171,000   27,871,000  27,535,000   26,809,000



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 2000 to Year Ended October 31, 1999
------------------------------------------------------------------------
  Net Revenues: Net revenues increased 61% to $18,272,000 in fiscal 2000, compared to net revenues of $11,325,000 in fiscal 1999. Unit sales of the Company's machine vision systems increased to 853 in fiscal 2000 versus 387 in fiscal 1999. Net revenues increased primarily due to strong performance both domestically and internationally in the Company's core markets, including electronics and automotive. Gross revenues in fiscal 2000 increased 15% in North America and increased 195% outside North America. Sales to customers outside North America represented 47% of net revenues in fiscal 2000, compared to 26% in fiscal 1999.

  Gross Profit: Gross profit increased 64% to $10,110,000 in fiscal 2000, compared to $6,175,000 in fiscal 1999. Gross profit as a percentage of net revenues for fiscal 2000 remained constant at 55% as compared to fiscal 1999. The increase in gross profit in absolute dollars in fiscal 2000 is attributed to the increase in net revenues. The Company anticipates that the gross profit as a percentage of net revenues may fluctuate from quarter to quarter during fiscal 2001, but should remain at or near the levels achieved in fiscal 2000.

  Selling Expenses: Selling expenses increased 6% to $4,710,000 in fiscal 2000, compared to $4,456,000 in fiscal 1999. As a percentage of net revenues, fiscal 2000 selling expenses decreased to 26%, compared with 39% in fiscal 1999. The increase in selling expenses in absolute dollars is primarily the result of higher net revenues in fiscal 2000. Although the Company will limit the rate of growth in selling expenses, it is anticipated that selling expenses may increase somewhat in fiscal 2001 as the Company makes the necessary investments to support strategic initiatives. However, the Company believes that for the whole of fiscal 2001, selling expenses will decrease slightly as a percentage of net revenues compared to fiscal 2000, depending on the level of sales growth.

  General and Administrative Expenses: General and administrative expenses decreased slightly to $2,511,000 in fiscal 2000, compared to $2,535,000 in fiscal 1999. As a percentage of net revenues, general and administrative expenses decreased to 14% for fiscal 2000, compared to 22% for fiscal 1999. The Company believes that during fiscal 2001, general and administrative expenses will remain constant in absolute dollars and decrease slightly as a percentage of net revenues compared to fiscal 2000, depending on the level of sales growth.

  Research and Development Expenses: Research and development expenses increased 18% to $5,327,000 in fiscal 2000, compared to $4,524,000 in fiscal 1999.
Research and development expenses as a percentage of net revenues for fiscal 2000 decreased to 29%, compared to 40% for fiscal 1999. The increase in expenditures is mainly due to resource commitments required to support new and existing product development programs, including development of our patented Scanning Moire Interferometry (SMIT) 3D technology and our patented DSL digital vision technology. The Company believes that during fiscal 2001, research and development expenses will remain constant compared to fiscal 2000.

  Non-Recurring Charges: Non-recurring charges for fiscal 2000 relate to costs and expenses incurred in connection with the Company's defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company's defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies. Both lawsuits were settled during the quarter ended July 31, 2000.

  Interest income decreased 39% to $425,000 in fiscal 2000, compared to $701,000 in fiscal 1999. The decrease in interest income is due to the decline in balances of cash, cash equivalents and investments.

  Income Tax Benefit (Expense): There was no tax provision for fiscal 2000 due to the net loss in the period. In fiscal 1999, income tax expense of $1,650,000 was recorded. This income tax expense resulted from the recording of a valuation allowance against previously recorded deferred tax assets due to the uncertainty of future realization. A valuation allowance equal to the deferred tax asset has been recorded.

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

  Non-Recurring Charges: In the fourth quarter of fiscal 1999, the Company recorded a one-time charge of $1,481,000 for the write-down of assets and inventory associated with discontinuing certain new product development initiatives. These non-recurring charges did not affect the on-going development of the Company's patented Scanning Moire Interferometry (SMIT) 3D technology or its patented DSL digital vision technology.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  Working capital decreased to $11,166,000 at October 31, 2000 from $13,444,000 at October 31, 1999. The Company financed its operations in fiscal 2000 through internally generated cash flow, existing cash and cash equivalents, sales of investments and proceeds from the sale of common stock. Net cash used in operating activities in fiscal 2000 was $5,526,000. Accounts receivable increased $1,911,000 primarily due to increased product shipments near the end of the fourth quarter of fiscal 2000. Inventories increased $699,000 in fiscal 2000 primarily due to purchases of raw materials with longer lead time delivery schedules.

  Net cash provided by investing activities for fiscal 2000 was $3,987,000, generated from the sales and maturities of investments which was partially offset by cash used for the purchase of fixed assets and investment in other long-term assets. The Company used $1,060,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. The Company used $107,000 of cash for investment in other long-term assets, mainly consisting of cost related to patent filings. Investments consist of short-term investment grade securities.

  Net cash provided by financing activities for fiscal 2000 was $1,222,000, resulting from the issuance of common stock in a private placement in June 2000, through the employee stock purchase plan and upon the exercise of common stock options. In September of 1998 the Board of Directors of PPT VISION authorized the Company to repurchase up to 750,000 shares of its Common Stock. The Company used $1,249,000 of cash to repurchase 295,500 shares of its Common Stock in fiscal 1999. There were no repurchases of common stock in fiscal 2000.

  The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. The Company has an obligation to occupy additional space with additional lease payments over the term of the lease.

  Current assets decreased to $13,707,000 at October 31, 2000 from $16,118,000 at October 31, 1999. Investments decreased to $3,072,000 at October 31, 2000 from $8,262,000 at October 31, 1999. Cash and cash equivalents decreased to $1,818,000 at October 31, 2000 from $2,135,000 at October 31, 1999.

  The Company's current liabilities decreased to $2,541,000 at October 31, 2000 from $2,674,000 at October 31, 1999.

  The Company believes that its cash flows from operations, existing cash and cash equivalents and investments at October 31, 2000 will be adequate for its working capital and capital resource needs during fiscal 2001.


Recent Accounting Pronouncements
--------------------------------

  In June 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the implementation of SFAS No. 133 until the Company's fiscal year ending October 31, 2001. The Company does not expect a material impact to the financial statements upon adoption of this standard.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying revenue recognition in financial statements. The SEC issued SAB No. 101B, delaying implementation of the provisions of SAB No. 101 until the Company's fourth quarter of fiscal 2001. Based on the Company's preliminary assessment, the implementation of SAB No. 101 is not expected to have any material effect on the Company's revenues or revenue recognition policy.

Effects of Inflation
--------------------

  The Company believes that the effects of inflation has not been material during each of the years ended October 31, 2000, 1999 and 1998, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

  The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2000 due to the short maturities of these instruments.

Interest Rate Risk

  The Company maintains investment portfolio holdings of various issuers, types and maturities, primarily U.S. government and agency securities and other short
terms, interest-bearing investment grade securities.   The Company's cash and
investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for-sale. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2000, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

Foreign Currency Exchange Rate Risk

  Historically, the Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying contracts. The Company does not engage in foreign currency speculation. At October 31, 2000, the Company had $3,814,000 of foreign exchange contracts outstanding, all of which were in Japanese yen.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

  See Part IV, Item 14 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
  None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
  Information required under this item with respect to directors is contained in the section "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on March 15, 2001 (the "2001 Proxy Statement"), a definitive copy of which will be filed within 120 days of October 31, 2000 and is incorporated herein by reference.

  Information concerning executive officers and other key members of management is set forth in the Section entitled "Executive Officers and Other Key Members of Management of the Company" in Part I, Item 1 of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------
  Information required under this item is contained in the section entitled "Executive Compensation and Other Information," in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
  Information required under this item is contained in the section entitled "Security Ownership of Principal Shareholders and Management" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  None

                                     PART IV
                                     -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  Documents filed as Part of this Report

          (1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-K.
                                                                      Page
                                                                      ----
               Report of Independent Accountants.....................  29
               Income Statements for the three years ended
                    October 31, 2000, 1999 and 1998..................  30
               Balance Sheets as of October 31, 2000 and 1999........  31
               Statements of Cash Flows for the Years
                    ended October 31, 2000, 1999 and 1998............  32
               Statements of Shareholders' Equity for the Years
                    ended October 31, 2000, 1999 and 1998............  33
               Notes to Financial Statements.........................  34

          (2)  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS
               ENDED OCTOBER 31, 2000


               VIII.  Valuation and Qualifying Accounts..............  43

     All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     (b)  Reports on Form 8-K
          -------------------

          There were no Reports on Form 8-K filed during the fourth quarter of the year ended October 31, 2000.


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

10.2....  Employment Agreement with Thomas Northenscold dated as of
          February 27, 1995 (incorporated by reference from
          Exhibit 10.6 to May 15, 1996 Form S-2)

10.3....  Employment Agreement with Arye Malek dated as of
          May 1, 1990 (incorporated by reference from
          Exhibit 10.7 to May 15, 1996 Form S-2)

10.4*...  PPT VISION, Inc. 1988 Stock Option Plan, as amended
          (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.5*...  PPT VISION, Inc. 1997 Stock Option Plan
          (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.6*... PPT VISION, Inc. 2000 Stock Option Plan (incorporated by reference to Form S-8 dated June 15, 2000, file No. 333-39344)

10.7....  Lease Agreement dated July 17, 1998 for facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.7 of 1999 Form 10-K)

10.8....  First Amendment of Lease dated October 16, 1999 for facilities at the Prairie Crossroads Corporate Center,
          Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.8 of 1999 Form 10-K)

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

                                PPT VISION, INC.

Date:  January 29, 2001                 By:/s/Joseph C. Christenson
                                           ----------------------------
                                           Joseph C. Christenson
                                          (Principal Executive Officer)

Date:  January 29, 2001                 By:/s/Richard R. Peterson
                                           ----------------------------
                                           Richard R. Peterson
                                          (Principal Accounting Officer)
                                             and Chief Financial Officer



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

        Date                                   Signature and Title
        ----                                   -------------------

  January 29, 2001                         /s/ Joseph C. Christenson
                                           ----------------------------
                                           Joseph C. Christenson
                                             President, Director
                                          (Principal Executive Officer)

  January 29, 2001                         /s/ Richard R. Peterson
                                           ----------------------------
                                           Richard R. Peterson
                                          (Principal Accounting Officer)
                                             and Chief Financial Officer

  January 29, 2001                         /s/ Robert W. Heller
                                           ----------------------------
                                           Robert W. Heller, Director

  January 29, 2001                         /s/ David C. Malmberg
                                           ----------------------------
                                           David C. Malmberg, Director

  January 29, 2001                         /s/ Peter R. Peterson
                                           ----------------------------
                                           Peter R. Peterson, Director



REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of PPT VISION, Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14 (a) (1) and (2) present fairly, in all material respects, the financial position of PPT VISION, Inc. at October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Minneapolis, MN
December 8, 2000


                                PPT VISION, INC.
                               INCOME STATEMENTS


                                                 YEAR ENDED OCTOBER 31,
                                         -------------------------------------
                                             2000         1999        1998
                                         -----------  -----------  -----------

Net revenues............................ $18,272,000  $11,325,000  $13,512,000
Cost of sales...........................   8,162,000    5,150,000    5,666,000
                                         -----------  -----------  -----------
    Gross profit........................  10,110,000    6,175,000    7,846,000
                                         -----------  -----------  -----------
Expenses:
  Selling...............................   4,710,000    4,456,000    4,857,000
  General and administrative............   2,511,000    2,535,000    1,294,000
  Research and development..............   5,327,000    4,524,000    2,879,000
  Non-recurring charges.................   1,700,000    1,481,000           --
                                         -----------  -----------  -----------
    Total expenses......................  14,248,000   12,996,000    9,030,000
                                         -----------  -----------  -----------
Loss from operations....................  (4,138,000)  (6,821,000)  (1,184,000)
Interest income.........................     425,000      701,000      998,000
Other income, net.......................     115,000       36,000       11,000
                                         -----------  -----------  -----------
Loss before income taxes................  (3,598,000)  (6,084,000)    (175,000)
Income tax benefit (expense)............          --   (1,650,000)     278,000
                                         -----------  -----------  -----------
    Net income (loss)................... $(3,598,000) $(7,734,000) $   103,000
                                         ===========  ===========  ===========
Net income (loss) per share:

  Basic................................. $    (0.67)  $   (1.43)   $    0.02
  Diluted............................... $    (0.67)  $   (1.43)   $    0.02

Weighted average shares outstanding:

  Basic.................................   5,346,000    5,398,000    5,425,000
  Diluted...............................   5,346,000    5,398,000    5,511,000


    The accompanying notes are an integral part of the financial statements


                                PPT VISION, INC.
                                 BALANCE SHEETS

                                                           OCTOBER 31,
                                                    -------------------------
                                                       2000          1999
                                                    -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents........................ $ 1,818,000   $ 2,135,000
  Restricted cash..................................     400,000             -
  Investments......................................   3,072,000     8,262,000
  Accounts receivable, net.........................   5,202,000     3,325,000
  Inventories......................................   2,890,000     2,191,000
  Other current assets.............................     325,000       205,000
                                                    -----------   -----------
    Total current assets...........................  13,707,000    16,118,000
Fixed assets, net..................................   2,464,000     2,400,000
Other assets, net..................................   3,241,000     3,327,000
                                                    -----------   -----------
    Total assets................................... $19,412,000   $21,845,000
                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable................................. $ 1,553,000   $ 1,371,000
  Accrued expenses.................................     705,000     1,303,000
  Deferred revenue.................................     283,000             -
                                                    -----------   -----------
    Total current liabilities......................   2,541,000     2,674,000

Commitments and contingencies

Shareholders' equity
  Preferred stock $.10 par value; authorized
   10,000,000 shares, none outstanding
  Common stock $.10 par value; authorized
   10,000,000 shares;
   issued and outstanding 5,479,782 and 5,256,275..     548,000       526,000
  Capital in excess of par value...................  30,062,000    28,862,000
  Accumulated (deficit)............................ (13,739,000)  (10,141,000)
  Accumulated other comprehensive income...........          -        (76,000)
                                                    -----------   -----------
    Total shareholders' equity.....................  16,871,000    19,171,000
                                                    -----------   -----------
    Total liabilities and shareholders' equity..... $19,412,000   $21,845,000
                                                    ===========   ===========


    The accompanying notes are an integral part of the financial statements



                                PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED OCTOBER 31,
                                         --------------------------------------
                                               2000         1999         1998
                                         ------------ ------------ ------------

Net income (loss)........................$ (3,598,000) $(7,734,000)  $   103,000
Adjustment to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
  Depreciation and amortization..........   1,189,000    1,093,000      670,000
  Deferred rent..........................          --     (102,000)     (34,000)
  Deferred income tax benefit............          --     (586,000)    (278,000)
  Deferred income tax valuation allowance          --    2,274,000           --
  Loss on disposal of fixed assets
    and other assets                               --      964,000           --
  Accrued interest income (loss).........      59,000       27,000     (137,000)
  Realized gain (loss) on
    sales of investments.................       1,000      (14,000)      (4,000)
Change in assets and liabilities:
  Accounts receivable....................  (1,911,000)    (484,000)     852,000
  Inventories............................    (699,000)    (184,000)    (266,000)
  Other assets...........................     (34,000)      49,000      (28,000)
  Restricted cash........................    (400,000)          --           --
  Accounts payable.......................     182,000      428,000      (67,000)
  Accrued expenses.......................    (598,000)     944,000       54,000
  Deferred revenue.......................     283,000           --           --
                                         ------------ ------------ ------------
    Total adjustments....................  (1,928,000)   4,409,000      762,000
                                         ------------ ------------ ------------
Net cash provided by (used in)
        operating activities.............  (5,526,000)  (3,325,000)     865,000

Cash flows from investing activities:
  Purchase of fixed assets...............  (1,060,000)  (1,877,000)  (1,344,000)
  Purchase of investments................  (2,643,000) (10,590,000) (23,148,000)
  Sales and maturities of investments....   7,797,000   17,238,000   23,853,000
  Net investment in other
    long-term assets.....................    (107,000)    (416,000)  (2,442,000)
                                         ------------ ------------ ------------
Net cash provided by (used in)
        investing activities.............   3,987,000    4,355,000  (3,081,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock.   1,222,000      368,000      267,000
  Repurchases of common stock............           -   (1,249,000)     (92,000)
                                         ------------ ------------ ------------
Net cash provided by (used in)
        financing activities.............   1,222,000     (881,000)     175,000
                                         ------------ ------------ ------------
Net increase (decrease) in cash and
  cash equivalents.......................    (317,000)     149,000   (2,041,000)
Cash and cash equivalents at beginning
  of year................................   2,135,000    1,986,000    4,027,000
                                         ------------ ------------ ------------
Cash and cash equivalents at end of year $  1,818,000 $  2,135,000 $  1,986,000
                                         ============ ============ ============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Income tax.............................$      -- $         -- $     70,000
  Interest...............................       --           --           --

    The accompanying notes are an integral part of the financial statements


                                  PPT VISION, INC.
                         STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                     ACCUMULATED
                                                        CAPITAL IN      OTHER                         TOTAL
                                       COMMON STOCK      EXCESS OF  COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                     SHARES    AMOUNT    PAR VALUE  INCOME (LOSS)    (DEFICIT)        EQUITY
                                    --------- --------- ----------- -------------  ------------   -------------

  October 31, 1997................. 5,387,355  539,000  $29,555,000   $(49,000)    $(2,510,000)   $27,535,000
  Stock issued through the
   exercise of stock options.......    48,005    5,000      134,000                                   139,000
  Stock issued through the
   employee stock purchase plan....    25,648    2,000      147,000                                   149,000
  Stock swapped to exercise
   Stock options...................    (2,625)      --      (21,000)                                  (21,000)
  Stock Repurchased................   (17,800)  (2,000)     (90,000)                                  (92,000)
 Comprehensive income:
  Net income.......................                                                    103,000        103,000
  Unrealized gain on investments...                                     58,000                         58,000
                                                                                                      --------
    Total comprehensive income                                                                        161,000
                                    --------- --------- ----------- -------------  ------------   ------------
  October 31, 1998................. 5,440,583  544,000   29,725,000      9,000      (2,407,000)    27,871,000
  Stock issued through the
   exercise of stock options.......    90,093   10,000      274,000                                   284,000
  Stock issued through the
   employee stock purchase plan....    21,099    2,000       82,000                                    84,000
  Stock repurchased................  (295,500) (30,000)  (1,219,000)                               (1,249,000)
 Comprehensive loss:
  Net loss.........................                                                 (7,734,000)    (7,734,000)
  Unrealized loss on investments...                                    (85,000)                       (85,000)
                                                                                                   -----------
    Total comprehensive loss                                                                       (7,819,000)
                                    --------- --------- -----------  ------------  ------------    -----------
  October 31, 1999................. 5,256,275  526,000   28,862,000    (76,000)    (10,141,000)    19,171,000
  Stock issued through the
    exercise of stock options......    19,275    2,000       69,000                                    71,000
  Stock issued through the
    employee stock purchase plan...    34,232    3,000      128,000                                   131,000
  Issuance of common stock.........   170,000   17,000    1,003,000                                 1,020,000
 Comprehensive loss:
  Net loss.........................                                                 (3,598,000)    (3,598,000)
  Unrealized gain on investments...                                     76,000                         76,000
                                                                                                   -----------
    Total comprehensive loss                                                                       (3,522,000)
                                    --------- --------- -----------  -----------   -------------   -----------
  October 31, 2000................. 5,479,782 $548,000  $30,062,000  $        -   $(13,739,000)   $16,871,000
                                    ========= ========= ===========  ===========   =============   ===========


   The accompanying notes are an integral part of the financial statements


                                   PPT VISION, INC.
                            NOTES TO FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND OPERATIONS

  PPT VISION, Inc. ("the Company") designs, manufactures, markets and integrates 2D and 3D machine vision based automated inspection systems. The systems are used to improve productivity and quality by automating inspection tasks in manufacturing applications such as assembly verification, flaw detection, character verification or measurement tasks.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH

  Restricted cash consists of an investment in a certificate of deposit used as collateral against certain outstanding forward foreign exchange contracts at October 31, 2000.

ACCOUNTS RECEIVABLE

  Accounts receivable are shown net of allowance for doubtful accounts of $100,000 at October 31, 2000, and $74,000 at October 31, 1999.

INVENTORIES

  Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out ("FIFO") basis. As of October 31, inventories consist of the following:


                                                      2000         1999
                                                   ----------   ----------
Manufactured and purchased parts............       $2,615,000   $1,742,000
Work-in-process.............................          275,000      419,000
Finished goods..............................                -       30,000
                                                   ----------   ----------
Totals..................................           $2,890,000   $2,191,000
                                                   ==========   ==========

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

OFF-BALANCE SHEET RISK

  In certain instances, the Company enters into forward exchange contracts to hedge certain foreign currency denominated receivables against foreign currency fluctuations. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying exposures. The Company does not engage in foreign currency speculation. At October 31, 2000, the Company had $3,814,000 of foreign exchange contracts outstanding, all of which were in Japanese yen.

OTHER ASSETS

  Other assets at October 31, consist of the following:

                                                            2000       1999
                                                         ---------- ----------
      Patent and trademark.............................  $3,538,000 $3,431,000
      Investment in a related party....................      53,000     53,000
                                                         ---------- ----------
                                                          3,591,000  3,484,000
      Less accumulated amortization....................    (350,000)  (157,000)
                                                         ---------- ----------
          Total other assets...........................  $3,241,000 $3,327,000
                                                         ========== ==========

  The patent and trademark balance of $3,538,000 as of October 31, 2000 includes $3,041,000 which represents the cost to acquire United States
Patent No. 5,646,733, ("Scanning Phase Measurement Method and System for an Object at a Vision Station") which was purchased from a third party company in fiscal year 1998. Patent and trademark costs are amortized over five to ten years. The Company commenced amortizing Patent No. 5,646,733 in June 2000 in conjunction with the shipment of production product utilizing the underlying technology. The Company has recorded $125,000 of amortization expense related to Patent No. 5,656,733 as of October 31, 2000.

FIXED ASSETS

  Fixed assets consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31, furniture, fixtures and equipment consisted of the following:

                                                           2000        1999
                                                        ----------  ----------
      Equipment.......................................  $6,071,000  $5,066,000
      Furniture and fixtures..........................     918,000     864,000
                                                        ----------  ----------
                                                         6,989,000   5,930,000
      Less accumulated depreciation...................  (4,525,000) (3,530,000)
                                                        ----------  ----------
          Total fixed assets..........................  $2,464,000  $2,400,000
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

REVENUE RECOGNITION

  The Company records sales revenue upon shipment to the customer as the terms are generally FOB shipping point and the Company has no significant remaining obligations.

RESEARCH AND DEVELOPMENT

  Expenditures for research and development are expensed as incurred.

INCOME TAXES

  Income taxes are provided on the liability method. Under the liability method, deferred income taxes are provided on the difference in bases of assets and liabilities between financial reporting and tax returns using expected tax rates.

EARNINGS PER SHARE

  Basic earnings per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the fiscal reporting periods.

                                             2000         1999        1998
                                          -----------  ----------  ----------
Net income (loss) ...................    $(3,598,000) $(7,734,000)   $103,000

Weighted average shares
   outstanding - basic...............      5,346,000    5,398,000   5,425,000
Dilutive effect of stock options.....             --           --      86,000

Weighted average shares
   outstanding - diluted.............      5,346,000    5,398,000   5,511,000

Basic earnings (loss) per share......         $(0.67)      $(1.43)      $0.02

Diluted earnings (loss) per share....         $(0.67)      $(1.43)      $0.02

If the Company did not have a net loss for the period ending October 31, 2000, the weighted average common and common equivalent shares outstanding would have been 5,427,000.

CASH FLOWS

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

ESTIMATES BY MANAGEMENT

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RECLASSIFICATIONS

  Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the implementation of SFAS No. 133 until the Company's fiscal year ending October 31, 2001.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying revenue recognition in financial statements. The SEC issued SAB No. 101B, delaying implementation of the provisions of SAB No. 101 until the Company's fourth quarter of fiscal 2001. Based on the Company's preliminary assessment, the implementation of SAB No. 101 is not expected to have any material effect on the Company's revenues or revenue recognition policy.

Note 3: NON-RECURRING CHARGES

  During fiscal 2000 the Company had non-recurring legal costs and expenses of $1,700,000 incurred in connection with the Company's defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company's defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies. Both lawsuits were settled during the third quarter of fiscal 2000.

  In the fourth quarter of fiscal 1999, the Company recorded a one-time charge of $1,481,000 for the write-down of assets and inventory associated with discontinuing certain new product development initiatives. At October 31, 1999, the Company included in accrued liabilities $360,000 of non-recurring charges payable in fiscal 2000. All amounts were paid during fiscal 2000.

NOTE 4: CUSTOMER INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

  During fiscal 2000, revenue from one customer accounted for 17% of net revenues and revenue from one other customer accounted for 12% of net revenues. During 1999 revenue from two customers accounted for 27% and 13% of net revenues, respectively. During 1998 revenue from one customer accounted for 16% of net revenues.

CUSTOMER GEOGRAPHIC DATA

  North American and export sales as a percentage of net revenues at October 31, are as follows:

                                2000  1999  1998
                                ----  ----  ----
      North America.........     53%   74%   62%
      Europe................     11%   13%   18%
      Asia-Pacific..........     31%   12%   18%
      South America.........      5%    1%    2%

NOTE 5: ACCRUED EXPENSES

  Accrued expenses at October 31, include:

                                                           2000         1999
                                                         --------     --------
      Vacation.........................................  $ 20,000   $   19,000
      Employee stock purchase plan payroll deductions..    83,000       82,000
      Accrued compensation.............................    53,000       63,000
      Sales and use taxes payable......................   101,000      122,000
      Reserve for non-recurring charges................        --      360,000
      Accrued litigation costs.........................        --      500,000
      Severance costs..................................   159,000            -
      Other............................................   289,000      157,000
                                                        ----------   ----------
          Total........................................ $ 705,000   $1,303,000
                                                        ==========   ==========

NOTE 6: COMMON STOCK OPTIONS AND WARRANTS

  Under the Company's 2000 Stock Option Plan, 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 1,600,000 shares of common stock to employees and directors. Options are granted at the fair market value on the date of grant. The granting of options and their vesting is within the discretion of the Company's Board of Directors.

  A summary of stock options issued and outstanding under these plans is as follows:

                                                       EMPLOYEE STOCK OPTIONS
                                                      -----------------------
                                                                 WEIGHTED AVG
                                                         NUMBER  OPTION PRICE
                                                      ----------- -----------
Balance at October 31, 1997...........................    521,880     $ 5.79
  Granted.............................................     59,150     $ 6.81
  Exercised...........................................    (48,005)    $ 2.89
  Forfeited...........................................     (9,075)    $ 6.91
                                                       -----------  ---------
Balance at October 31, 1998...........................    523,950     $ 6.15
  Granted.............................................    269,850     $ 4.11
  Exercised...........................................    (95,875)    $ 3.24
  Forfeited...........................................    (26,500)    $ 6.79
                                                       -----------  ---------
Balance at October 31, 1999...........................    671,425     $ 5.78
  Granted.............................................    274,650     $ 4.23
  Exercised...........................................    (19,275)    $ 3.67
  Forfeited...........................................   (138,500)    $ 5.89
                                                       -----------  ---------
Balance at October 31, 2000...........................    788,300     $ 5.25
                                                       ===========  =========
As of October 31, 2000:
  Price Range of Outstanding Options
    Options...........................................  $3.13-$12.00
    Expiration dates..................................    2000-2007
    Options exercisable...............................     382,700

  The estimated weighted average grant-date fair value of stock options granted is as follows: 2000--$2.56, 1999--$2.21 and 1998--$3.39.

  The Company accounts for stock options and other equity instruments in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards ("SFAS")No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995. SFAS No. 123 establishes a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of SFAS No. 123 the Company's net income (loss) and earnings per share (loss) for fiscal years 2000, 1999 and 1998 would have been adjusted to the pro forma amount indicated below:


  Fiscal Year Ended October 31,                  2000          1999          1998
  -----------------------------              ------------  ------------   ------------
  Net income (loss)...........As reported... $(3,598,000)  $(7,734,000)   $   103,000
                              Pro forma..... $(4,198,000)  $(8,323,000)   $  (606,000)
  Diluted earnings (loss)
    per share.................As reported... $     (0.67)  $     (1.43)   $      0.02
                              Pro forma..... $     (0.79)  $     (1.54)   $     (0.11)


  The following table summarizes stock options outstanding and exercisable at October 31, 2000.
                       Outstanding                            Exercisable
-------------------------------------------------------- --------------------
                             Weighted
                              Average        Weighted               Weighted
    Exercise                Contractual      Average                Average
  Price Range    Options  Life Remaining  Exercise Price Options Exercise Price
---------------  -------  --------------  -------------- -------- ------------
$ 3.13 - $ 3.88  321,300       6.02          $ 3.73        85,900     $ 3.86
$ 3.89 - $ 6.84  168,700       6.19          $ 5.10        25,000     $ 5.11
$ 6.88 - $ 6.94  278,350       3.64          $ 6.88       251,850     $ 6.88
$ 7.00 - $12.00   19,950       3.64          $ 8.51        19,950     $ 8.51
                 -------  --------------  --------------  ------- ------------
                 788,300       5.16          $ 5.25       382,700     $ 6.17

  The fair value of options granted under the Company's fixed stock option plans during fiscal 2000, 1999 and 1998 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for the fiscal periods ending October 31, were as follows:

    Fiscal Year Ended October 31,           2000         1999         1998
    ---------------------------------    -----------  -----------  -----------
    Risk free interest rates.........       5.13%        6.21%     4.7% - 5.1%
    Expected life....................        6.0          6.0          6.0
    Expected volatility..............        59%          47%       44% - 53%
    Expected dividends...............         0%           0%           0%

  Pro forma compensation cost related to shares purchased under the Company's Employee Stock Purchase Plan is measured based on the discount from market value.

  In September of 1997, the Company issued a warrant to purchase 25,000 shares of common stock with an exercise price of $12.00 and an expiration date of September of 2004.

NOTE 7: EMPLOYEE STOCK PURCHASE PLAN

  In March 2000 shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the "2000 Plan") to replace the 1995 Employee Stock Purchase Plan (the "1995 Plan") which by its terms expired during 2000. The 2000 Plan provides for the purchase of up to 150,000 shares of common stock during a five year annual offering period beginning June 1, 2000. Under the terms of the 2000 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or
(2) the fair market value on the last day of each annual offering period. The 1995 Plan had similar provisions.

  The first phase of the 2000 Plan began on June 1, 2000 and employees were granted the right to purchase 53,354 shares at $3.88 per share. The fifth phase of the 1995 Plan ended on May 31, 2000 and employees purchased 34,232 shares at $3.83 per share under the Plan. The fourth phase of the 1995 Plan ended on May 31, 1999 and employees purchased 21,473 shares at $3.93 per share under the Plan. The third phase of the 1995 Plan ended on May 31, 1998 and employees purchased 25,648 shares at $5.84 per share under the Plan.

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

  On October 13, 1999, the Company amended the terms of the Rights Plan to enable a certain member of the Board of Directors of the Company to purchase up to 30% of the common stock of the Company without being deemed an "Acquiring Person" within the meaning of the Rights Agreement.

NOTE 9: OPERATING LEASES

  The Company leases facilities and equipment under non-cancelable operating lease agreements. Rent expense was $729,000, $450,000, and $239,000 in 2000, 1999, and 1998 respectively. Minimum future rental payments due under non-cancelable operating lease agreements are as follows:

             2001............................   1,101,000
             2002............................   1,100,000
             2003............................   1,063,000
             2004............................   1,026,000
             2005............................   1,024,000
             Thereafter......................   3,189,000
                                              -----------
                 Total....................... $ 8,503,000
                                              ===========

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

The Company's contributions under this program were approximately $199,000, $184,000, and $152,000 for the years ended October 31, 2000, 1999 and 1998 respectively.

NOTE 11: INCOME TAXES

  The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes for the fiscal periods ended October 31, as follows:

                                               2000         1999        1998
                                           ------------  ----------  ----------
Expected tax provision (benefit)
  at statutory rate........................ $(1,223,000)$(2,068,000)  $ (59,000)
State income tax provision, net of federal
  tax effect...............................    (142,000)   (241,000)     (7,000)
Permanent differences......................       7,000       5,000       5,000
Tax credits and other......................     110,000    (408,000)   (217,000)
Increase in valuation allowance............   1,248,000   4,362,000
                                           ------------  ----------   ---------
Total income tax expense (benefit) ........ $        -- $ 1,650,000   $(278,000)
                                           ============  ==========   =========

Deferred tax assets (liabilities) are comprised of the following at October 31:

                                                         YEAR ENDED OCTOBER 31,
                                                       ------------------------
                                                          2000          1999
                                                       -----------  -----------
Depreciation........................................  $   92,000    $   56,000
Deferred rent.......................................           -             -
Other...............................................      94,000       244,000
Net operating loss carryforwards....................   4,355,000     3,031,000
Income tax credits..................................     978,000     1,031,000
                                                      ------------  -----------
Total deferred tax assets before valuation allowance.. 5,519,000     4,362,000

Less valuation allowance............................  (5,519,000)   (4,362,000)
                                                      ------------  -----------
Net deferred tax asset..............................  $       --    $        --
                                                      ============  ===========

At October 31, 2000, the Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $12.8 million and $1.0 million, respectively. These carryforwards expire in the years ending October 31, 2001 through October 31, 2020.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company's ability to generate sufficient taxable income during the carryforward period. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.



SCHEDULE VIII


Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts:

                              Balance at  Additions   Deductions  Balance at
                              Beginning   Charged to  and Write-    End of
                              of Period    Earnings      offs       Period
                              ----------  ----------  ----------  ----------
Year Ended October 31, 1998    $30,000     $10,000     ($11,000)   $29,000

Year Ended October 31, 1999    $29,000    $101,000     ($56,000)   $74,000

Year Ended October 31, 2000    $74,000      89,000     ($63,000)  $100,000


Reserve for Obsolete Inventory:

                              Balance at  Additions               Balance at
                              Beginning   Charged to                End of
                              of Period    Earnings   Deductions    Period
                              ----------  ----------  ----------  ----------
Year Ended October 31, 1998    $19,000     $     -            -    $19,000

Year Ended October 31, 1999    $19,000    $195,000            -   $214,000

Year Ended October 31, 2000   $214,000    $155,000    ($197,000)  $172,000


EXHIBIT 23:  CONSENT OF INDEPENDENT ACCOUNTANTS
-----------------------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8, Numbers 33-39459, 33-61266, 333-00665, 333-48065, 333-
39344 and 333-39346 of PPT VISION, Inc. of our report dated December 8, 2000 appearing in this Annual Report on Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers, LLP
Minneapolis, Minnesota
January 24, 2001