Form 10-Q
period 2001-01-31
PPT VISION INC
filed 2001-03-19
CIK 704460

Page 9



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                    ---------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended January 31, 2001
                         Commission File Number 0-11518



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No

Shares of $.10 par value common stock outstanding at March 9, 2001: 5,479,782













                                  INDEX

                            PPT VISION, INC.

Part I.    Financial Information                                    Page
-------    ---------------------                                    ----

Item 1.    Financial Statements

           Balance Sheets as of January 31, 2001 and
           October 31, 2000........................................   3

           Income Statements for the Three Months Ended
           January 31, 2001 and January 31, 2000..................    4

           Statements of Cash Flows for the Three Months Ended
           January 31, 2001 and January 31, 2000..................    5

           Notes to Interim Financial Statements-January 31, 2001.    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk .............................................  10


Part II.   Other Information........................................  11
--------   -----------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures...............................................  12


                                PPT VISION, INC.

                                 BALANCE SHEETS


                                      January 31, 2001  October 31, 2000
                                        ------------      ------------
                                       (unaudited)
ASSETS
Cash and cash equivalents.............  $ 1,402,000       $ 1,818,000
Restricted cash.......................      400,000           400,000
Investments...........................    2,988,000         3,072,000
Accounts receivable, net..............    4,324,000         5,202,000
Inventories:
  Manufactured and purchased parts....    2,641,000         2,615,000
  Work-in-process.....................      394,000           275,000
  Finished goods......................            -                 -
                                        ------------      ------------
Inventories, net......................    3,035,000         2,890,000
Other current assets..................      646,000           325,000
                                        ------------      ------------
     Total current assets.............   12,795,000        13,707,000

Fixed assets, net.....................    2,361,000         2,464,000
Other assets, net.....................    3,170,000         3,241,000
                                        ------------      ------------
     Total assets.....................  $18,326,000       $19,412,000
                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses.  $ 1,665,000       $ 2,258,000
Deferred revenue......................      223,000           283,000
                                        ------------      ------------
     Total current liabilities........    1,888,000         2,541,000

Shareholders' equity:
Common stock..........................      548,000           548,000
Capital in excess of par value........   30,062,000        30,062,000
Accumulated (deficit).................  (14,184,000)      (13,739,000)
Accumulated other
  comprehensive income................       12,000                 -
                                        ------------      ------------
     Total shareholders' equity.......   16,438,000        16,871,000
                                        ------------      ------------
     Total liabilities and
     shareholders' equity.............  $18,326,000       $19,412,000
                                        ============      ============

         See accompanying notes to condensed financial statements

                                 PPT VISION, INC.
                                INCOME STATEMENTS
                                   (UNAUDITED)


                               Three Months Ended
                                  January 31,
                           --------------------------
                              2001           2000
                           -----------    -----------
Net revenues.............  $4,801,000     $4,107,000
Cost of sales............   2,239,000      1,777,000
                           -----------    -----------
Gross profit.............   2,562,000      2,330,000

Expenses:
  Sales and marketing....   1,181,000      1,089,000
  General and
   administrative........     623,000        486,000
  Research and
   development...........   1,261,000      1,255,000
  Non-recurring charges..          --        180,000
                           -----------    -----------
  Total expenses.........   3,065,000      3,010,000
                           -----------    -----------
Loss from
 operations..............    (503,000)      (680,000)

Interest income..........      50,000        136,000
Other income.............       7,000          3,000
                           -----------    -----------
Net loss before taxes....    (446,000)      (541,000)
Income taxes.............           -              -
                           -----------    -----------
Net loss.................  $ (446,000)    $ (541,000)
                           ===========    ===========
Per share data:
Basic and diluted
 weighted average common
 shares outstanding......   5,480,000      5,256,000

Basic loss per share.....  $    (0.08)    $    (0.10)
                           ===========    ===========
Diluted loss per share...  $    (0.08)    $    (0.10)
                           ===========    ===========

            See accompanying notes to condensed financial statements










                                 PPT VISION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months      Three Months
                                                     Ended            Ended
                                               January 31, 2001  January 31,
2000
                                               ----------------  ---------------
-
Net loss....................................... $  (446,000)    $    (541,000)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation and amortization..................     355,000           247,000
 Accrued interest income........................      84,000             5,000
Change in assets and liabilities
 Accounts receivable............................     878,000          (910,000)
 Inventories....................................    (145,000)         (296,000)
 Other assets...................................    (309,000)           14,000
 Accounts payable and accrued expenses..........    (593,000)         (584,000)
 Deferred revenue...............................     (59,000)          519,000
                                                  ----------        ----------
  Total adjustments.............................     211,000        (1,005,000)
                                                  ----------        ----------
  Net cash used in operating activities.........    (235,000)       (1,546,000)

Cash flows from investing activities:
 Purchase of fixed assets.......................    (158,000)         (103,000)
 Purchase of investments........................           -        (2,147,000)
 Sales and maturities of investments............           -         2,781,000
 Net investment in other long-term assets.......     (23,000)          (19,000)
                                                  ----------        ----------
  Net cash (used in) provided
        by investing activities.................    (181,000)          512,000

Net decrease in cash and cash equivalents.......    (416,000)       (1,034,000)

Cash and cash equivalents at beginning of year..   1,818,000         2,135,000
                                                  ----------        ----------
Cash and cash equivalents at end of period...... $ 1,402,000       $ 1,101,000
                                                  ==========        ==========

         See accompanying notes to condensed financial statements


















                                PPT VISION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

January 31, 2001

NOTE A - DESCRIPTION OF BUSINESS

The Company designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company operates through two divisions. The Vision Systems Division (VSD) develops and applies 2D and 3D vision technology for general purpose end-user and original equipment manufacturer (OEM) applications in the manufacturing marketplace. The Microelectronics Systems Division (MSD) develops and markets application-specific inspection solutions utilizing the Company's core 2D and 3D vision technology for three target markets: inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives. The Company's vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories including manufacturers of automotive, electronic and semiconductor components, consumer goods, pharmaceuticals, medical devices and plastics.

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

The Balance Sheet at October 31, 2000 has been derived from the Company's audited financial statements for the fiscal year ended October 31, 2000 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.












NOTE C - COMPREHENSIVE LOSS

                                        Three Months Ended
                                           January 31,
                                     ------------------------
                                        2001          2000
                                     -----------  -----------

Net loss                             $ (446,000)  $ (541,000)
Other comprehensive income (loss):
 Unrealized gain on
   derivative transactions               12,000           --
 Change in unrealized
   value of investments, net                 --      (10,000)
                                     ----------- -----------
Total comprehensive loss            $  (434,000) $  (551,000)
                                     =========== ===========

NOTE D - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Effective November 1, 2000, the Company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of other comprehensive income).

As part of the Company's risk management programs, the Company uses forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses forward exchange contracts to hedge against the currency risk associated with firmly committed Japanese yen transactions. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market with the offset to shareholders' equity and then subsequently recognized as a component of earnings when the underlying transaction is recognized. The Company measures hedge effectiveness of forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the quarter ended January 31, 2001.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

 In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. Accordingly, the Company is continuing to evaluate the potential impact of SAB 101 on the Company's results of operations and financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Based on the Company's preliminary assessment, the Company believes the implementation of SAB No. 101 is not expected to have any material effect on the Company's revenues or revenue recognition policy.




Item 2
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net revenues increased 17% to $4,801,000 for the three-month period ended January 31, 2001, compared to net revenues of $4,107,000 for the same period in fiscal 2000. Unit sales of the Company's machine vision systems increased to 284 for the first quarter of fiscal 2001 versus 190 for the same period in fiscal 2000. The increase in the number of units sold during the quarter is attributed to stronger performance internationally in the Company's core markets, primarily electronic component manufacturing. Gross revenues for the three-month period ended January 31, 2001 decreased 2% in North America and increased 40% outside North America compared to the same period in fiscal 2000. Sales to customers outside North America represented 53% of gross revenues for the first three-months of fiscal 2001, compared to 45% for the same period in fiscal 2000. The Company expects second quarter fiscal 2001 net revenues to increase compared to second quarter fiscal 2000 net revenues of $4,124,000, however the Company expects second quarter fiscal 2001 net revenues to be lower than first quarter fiscal 2001 reported net revenues.

Gross profit increased 10% to $2,562,000 for the three-month period ended January 31, 2001, compared to $2,330,000 for the same period in fiscal 2000. As a percentage of net revenues, the gross profit for the first quarter of fiscal 2001 decreased to 53% compared to 57% in the same period in fiscal 2000. This increase in gross profit in absolute dollars for the three month period ended January 31, 2001 is primarily attributed to the increase in net revenues offset by a lower gross profit percentage realized in the first quarter of fiscal 2001. The lower gross profit as a percentage of net revenues is primarily due to a higher proportion of net revenues generated internationally where the Company generally sells its product through a network of distributors who typically receive a discount resulting in lower average selling prices compared to domestic revenues. The Company anticipates that the gross profit as a percentage of net revenues to remain constant for the remainder of fiscal 2001.

Sales and marketing expenses increased 8% to $1,181,000 for the three-month period ended January 31, 2001, compared to $1,089,000 for the same period in fiscal 2000. As a percentage of net revenues, sales and marketing expenses decreased to 25% for the first quarter of fiscal 2001, compared to 27% for the first quarter of fiscal 2000. The decrease in expenses as a percentage of net revenues is attributed to the increase in net revenues. Also contributing to this decline is the increase in international revenues which typically have a lower cost of selling resulting from the Company's use of international distributors. The Company expects sales and marketing expenses to remain constant for the balance of fiscal 2001 with any corresponding increase or decline being driven by the level of net revenues achieved in fiscal 2001.

General and administrative expenses increased 28% to $623,000 for the three-month period ended January 31, 2001, compared to $486,000 for the same period in fiscal 2000. As a percentage of net revenues general and administrative expenses increased slightly to 13% for the first quarter of fiscal 2001, compared to 12% for the first quarter of fiscal 2000. The increase in expenditures in absolute dollars is primarily attributable to increases associated with the Company's revenue growth along with amortization expense related to the Company's SMI patent which commenced in June 2000. The SMI patent is being amortized on a straight-line basis over a ten year period resulting in an incremental $75,000 of amortization expense per quarter.

Research and development expenses increased less than one-percent to $1,261,000 for the three-month period ended January 31, 2001, compared to $1,255,000 for the same period in fiscal 2000. As a percentage of net revenues, research and development expenses decreased to 26% for the first quarter of fiscal 2001, compared to 31% for the first quarter of fiscal 2000. The increase in research and development expenses is in line with the Company's objective to commit the necessary resources to support strategic initiatives. The Company expects its research and development expenses to remain at or near first quarter fiscal 2001 expense levels for the balance of fiscal 2001.

Non-recurring legal costs for the three-month period ended January 31, 2001 relate to costs and expenses incurred in connection with the Company's defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company's defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies. Both lawsuits were settled during the quarter ended July 31, 2000.

Interest income decreased 63% to $50,000 for the three-month period ended January 31, 2001, compared to $136,000 for the same period in fiscal 2000. The decrease in interest income is related to a reduction in the balances in cash and cash equivalents and short-term investments.

The Company did not record an income tax benefit or expense for either of the first three-months ended January 31, 2001 or the three-month period ended January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working capital decreased to $10,907,000 at January 31, 2001 from $11,166,000 at October 31, 2000. The Company financed its operations during the first three-months of fiscal 2001 through internally generated cash flow and existing cash and cash equivalents. Net cash used by operating activities during the first three months of fiscal 2001 was $235,000. Accounts receivable decreased $878,000 primarily due to lower sequential net revenues and strong collections realized during the first quarter of fiscal 2001. Inventories increased $145,000 during the first three-months of fiscal 2001 due to the purchase of inventory items with extended delivery lead times. Accounts payable and accrued expenses decreased by $593,000. The decrease in accounts payable and accrued expenses primarily results from the reduction of accounts payables and accruals established at the previous fiscal year-end.

Net cash used in investing activities was $181,000, primarily due to the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. The Company anticipates that it will continue to reduce capital expenditures over the course of fiscal 2001 compared to the previous fiscal year.

The Company believes that its cash flow from operations, existing cash and cash equivalents, and investments at January 31, 2001 will provide adequate liquidity to meet the Company's normal working capital and capital resource needs for at least the next twelve months.


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

All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended October 31, 2000, filed with the SEC.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk.

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at January 31, 2001 due to the short maturities of these instruments.

Interest Rate Risk

  The Company maintains investment portfolio holdings of various issuers, types and maturities, primarily U.S. government and agency securities and other short
terms, interest-bearing investment grade securities.   The Company's cash and
investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available for-sale. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2001, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

Foreign Currency Exchange Rate Risk.

  Historically, the Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying contracts. The Company does not engage in foreign currency speculation. At January 31, 2001, the Company had $2,708,000 of foreign exchange contracts outstanding, all of which were in Japanese yen. Foreign currency fluctuations did not have a material impact on our results of operations and financial position for the first three months of fiscal 2001. Also, refer to Note D of "Notes to Condensed Financial Statements (Unaudited) Derivative Financial Instruments" for additional discussion.


PART II.  Other Information

Item 1:   LEGAL PROCEEDINGS
          -----------------

          None.

Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          None.

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

                None.


          (b)   Reports on Form 8-K

                None.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PPT VISION, INC.

Date: March 16, 2001

                                        /s/Richard R. Peterson
                                        -----------------------------
                                        Richard R. Peterson
                                        Chief Financial Officer
                                        (principal financial and
                                         accounting officer)