Form 10-Q
period 2001-04-30
PPT VISION INC
filed 2001-06-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2001
Commission File Number 0-11518
PPT VISION, INC.
(Exact name of registrant as specified in its charter)

MINNESOTA	41-1413345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12988 Valley View Road Eden Prairie, Minnesota 55344
(Address of principal executive offices) (Zip Code)

(952) 996-9500
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Shares of $.10 par value common stock outstanding at May 31, 2001: 5,479,782

INDEX
PPT VISION, INC.

PPT VISION, INC.
BALANCE SHEETS

	April 30, 2001	October 31, 2000
ASSETS	(unaudited)
Cash and cash equivalents	$3,617,000	$1,818,000
Restricted cash	400,000	400,000
Investments	904,000	3,072,000
Accounts receivable, net	4,171,000	5,202,000
Inventories:
Manufactured and purchased parts	2,666,000	2,615,000
Work-in-process	370,000	275,000
Finished goods	-	-
Inventories, net.	3,036,000	2,890,000
Other current assets	660,000	325,000
Total current assets	12,788,000	13,707,000

Fixed assets, net	2,178,000	2,464,000
Other assets, net	3,104,000	3,241,000
Total assets	$18,070,000	$19,412,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$2,060,000	$2,258,000
Deferred revenue	280,000	283,000

Total current liabilities	2,340,000	2,541,000

Shareholders' equity:
Common stock	548,000	548,000
Capital in excess of par value	30,062,000	30,062,000
Accumulated deficit	(14,780,000)	(13,739,000)
Accumulated other comprehensive loss	(100,000)	-

Total shareholders' equity	15,730,000	16,871,000

Total liabilities and shareholders' equity	$18,070,000	$19,412,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2001	2000	2001	2000
Net revenues	$4,438,000	$4,125,000	$9,239,000	$8,232,000
Cost of sales	2,057,000	1,819,000	4,296,000	3,595,000
Gross profit	2,381,000	2,306,000	4,943,000	4,637,000
Expenses:
Sales and marketing	1,237,000	1,137,000	2,418,000	2,226,000
General and administrative	566,000	554,000	1,189,000	1,040,000
Research and development	1,242,000	1,284,000	2,503,000	2,539,000
Non-recurring charges	--	200,000	--	380,000
Total expenses	3,045,000	3,175,000	6,110,000	6,185,000

Loss from operations	(664,000)	(869,000)	(1,167,000)	(1,548,000)
Interest income	68,000	115,000	119,000	251,000
Other income (expense), net	(1,000)	49,000	6,000	52,000
Net loss before taxes	(597,000)	(705,000)	(1,042,000)	(1,245,000)
Income tax expense (benefit)	-	-	-	-
Net loss	$(597,000)	$(705,000)	$(1,042,000)	$(1,245,000)
Per share data:
Common shares outstanding	5,480,000	5,267,000	5,480,000	5,262,000
Common and common equivalent shares outstanding	5,480,000	5,267,000	5,480,000	5,262,000
Basic loss per share	$(0.11)	$(0.13)	$(0.19)	$(0.24)
Diluted loss per share	$(0.11)	$(0.13)	$(0.19)	$(0.24)

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	April 30, 2001	April 30, 2000
Net loss	$(1,042,000)	$(1,245,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	703,000	505,000
Accrued interest income	61,000	30,000
Change in assets and liabilities
Accounts receivable	1,031,000	(746,000)
Inventories	(146,000)	(212,000)
Other assets.	(434,000)	(90,000)
Accounts payable and accrued expenses	(198,000)	(882,000)
Deferred revenue	(2,000)	363,000

Total adjustments	1,015,000	(1,032,000)

Net cash used in operating activities	(27,000)	(2,277,000)

Cash flows from investing activities:
Purchase of fixed assets	(229,000)	(494,000)
Purchase of investments.	-	(2,643,000)
Sales and maturities of investments	2,107,000	4,622,000
Net investment in other long-term assets	(52,000)	(42,000)

Net cash provided by investing activities	1,826,000	1,443,000

Cash flows from financing activities
Proceeds from issuance of common stock	--	55,000

Net cash provided by financing activities	--	55,000

Net increase (decrease) in cash and cash equivalents	1,799,000	(779,000)

Cash and cash equivalents at beginning of year	1,818,000	2,135,000

Cash and cash equivalents at end of period	$3,617,000	$1,356,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

April 30, 2001

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

NOTE C - COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2001	2000	2001	2000
Net loss	($597,000)	$(705,000)	$(1,042,000)	$(1,245,000)
Other comprehensive loss:
Unrealized loss on derivative transactions	(112,000)	--	(100,000)	--
Change in unrealized value of investments, net	--	8,000	--	(2,000)
Total comprehensive loss	$(709,000)	$(697,000)	$(1,142,000)	$(1,247,000)

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

As part of the Company's risk management programs, the Company uses forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses forward exchange contracts to hedge against the currency risk associated with firmly committed Japanese yen transactions. In accordance with SFAS No. 133, the forward exchange contracts are recognized at fair value with the gain or loss on the contracts being deferred in other comprehensive income. The Company measures hedge effectiveness of forward exchange contracts based on the forward price of the underlying currency. No gains or losses were recognized in earnings for the period ended April 30, 2001 as hedges were 100% effective. The fair values of the contracts were $207,575 at April 30, 2001. These fair values were calculated based on the change in spot rates since the inception of the contracts and were not materially different than the fair values calculated based on the discounted change in forward rates as required under SFAS No. 133.

Foreign Currency Exchange Rate Risk.

Historically, the Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying transactions. The Company does not engage in foreign currency speculation. Foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position for the first six months of fiscal 2001. Refer to Note D of "Notes to Condensed Financial Statements (Unaudited)" for additional discussion.

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net revenues increased 8% to $4,438,000 for the three-month period ended April 30, 2001, compared to net revenues of $4,125,000 for the same period in fiscal 2000. Net revenues increased 12% to $9,239,000 for the six-month period ended April 30, 2001, compared to $8,232,000 for the same period in fiscal 2000. Unit sales of the Company's machine vision systems increased to 266 for the second quarter of fiscal 2001 versus 174 for the same period in fiscal 2000. Unit sales for the six-month period ended April 30, 2001 increased to 550 versus 364 for the same period in fiscal 2000. The increase in the number of units sold during the quarter and six-month period ended April 30, 2001 is attributed to stronger performance internationally in the Company's core markets, primarily electronic component manufacturing.

Net revenues for the six-month period ended April 30, 2001 decreased 24% in the U.S and increased 57% outside the U.S. compared to the same period in fiscal 2000. Sales to customers outside the U.S. represented 62% of gross revenues for the first six-months of fiscal 2001, compared to 44% for the same period in fiscal 2000.

The Company's visibility regarding revenue results in the second half of fiscal 2001 is currently very limited. Several of the Company's largest customers who drove record levels of revenues in fiscal 2000 have substantially cut back capital spending. Thus, it is possible that revenues in the second half of fiscal 2001 may be as much as 40% below revenues in the first half of fiscal 2001. This is primarily a result of lower order levels reflective of a slowdown in capital spending in the electronics manufacturing sector of the global economy.

Gross profit increased 3% to $2,381,000 for the three-month period ended April 30, 2001, compared to $2,306,000 for the same period in fiscal 2000. For the six-month period ended April 30, 2001 gross profit increased 7% to $4,943,000, compared to $4,637,000 for the same period in fiscal 2000. As a percentage of net revenues, the gross profit for the second quarter of fiscal 2001 decreased to 54% compared to 56% in the same period in fiscal 2000. For the six-month period ended April 30, 2001 gross profit as a percentage of net revenues decreased to 54% compared to 56% in the same period in fiscal 2000. The increase in gross profit in absolute dollars for the three and six month periods ended April 30, 2001 is attributed to the increase in net revenues offset by a lower gross profit percentage realized in the first half of fiscal 2001. The lower gross profit as a percentage of net revenues is primarily due to a higher proportion of net revenues generated internationally where the Company generally sells its product through a network of distributors who typically receive a discount resulting in lower average selling prices compared to domestic revenues. The Company anticipates that the gross profit as a percentage of net revenues to decline by approximately three to five percent during the second half of fiscal 2001 as a result of the lower net revenues expected as discussed above.

Sales and marketing expenses increased 9% to $1,237,000 for the three-month period ended April 30, 2001, compared to $1,137,000 for the same period in fiscal 2000. For the six-month period ended April 30, 2001, sales and marketing expenses increased 9% to $2,418,000, compared to $2,226,000 for the same period in fiscal 2000. As a percentage of net revenues, sales and marketing expenses remained constant at 28% for both the second quarter of fiscal 2001 and fiscal 2000. For the six-month period ended April 30, 2001, sales and marketing expenses as a percentage of net revenues decreased to 26%, compared to 27% for the same period in fiscal 2000. The slight decrease in expenses as a percentage of net revenues for the six-month period ended April 30, 2001 is attributed to the increase in net revenues. Also contributing to this decline is the increase in international revenues which typically have a lower cost of selling resulting from the Company's use of international distributors. The Company expects sale s and marketing expenses in absolute dollars to decline during the second half of fiscal 2001 by approximately 10% as a result of cost reduction measures implemented in May 2001. Additionally, any corresponding increase or decline in sales and marketing expenditures beyond this current expectation will be driven by the level of net revenues achieved in fiscal 2001.

General and administrative expenses increased 2% to $566,000 for the three-month period ended April 30, 2001, compared to $554,000 for the same period in fiscal 2000. For the six-month period ended April 30, 2000, general and administrative expenses increased 14% to $1,189,000, compared to $1,040,000 for the same period in fiscal 2000. As a percentage of net revenues general and administrative expenses remained constant at 13% for both the three and six month periods ended April 30, 2001 and 2000. The increase in expenditures in absolute dollars is primarily attributable to increases associated with the Company's revenue growth along with amortization expense related to the Company's SMI patent which commenced in June 2000. The SMI patent is being amortized on a straight-line basis over a ten year period resulting in an incremental $75,000 of amortization expense per quarter. The Company expects general and administrative expenses for the balance of fiscal 2001 to decline slightly in absolute dollars as a result of cost reductions measures implemented in May 2001.

Research and development expenses decreased 3% to $1,242,000 for the three-month period ended April 30, 2001, compared to $1,284,000 for the same period in fiscal 2000. For the six-month period ended April 30, 2001, research and development expenses decreased to $2,503,000 compared to $2,539,000 for the same period in fiscal 2000. As a percentage of net revenues, research and development expenses decreased to 28% for the second quarter of fiscal 2001, compared to 31% for the second quarter of fiscal 2000. For the six-month period ended April 30, 2001, research and development expense as a percentage of net revenues decreased to 27%, compared to 31% for the same period in fiscal 2000. As a result of cost containment measures implemented in May 2001, the Company expects research and development expenses in absolute dollars to decline slightly during the second half of fiscal 2001 as compared to the first six-months of fiscal 2001.

Non-recurring charges for the three and six month periods ended April 30, 2000 consist entirely of costs and expenses incurred in connection with the Company's defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company's defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies. Both lawsuits were settled during the quarter ended July 31, 2000.

Interest income decreased 41% to $68,000 for the three-month period ended April 30, 2001, compared to $115,000 for the same period in fiscal 2000. For the six-month period ended April 30, 2001 interest income decreased to $119,000, compared to $251,000 for the same period in fiscal 2000. The decrease in interest income is related to a reduction in the balances in cash and cash equivalents and investments.

The Company did not record an income tax benefit or expense for either of the first three-months ended April 30, 2001 or the three or six month periods ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $10,448,000 at April 30, 2001 from $11,166,000 at October 31, 2000. The Company financed its operations during the first six- months of fiscal 2001 through internally generated cash flow and existing cash and cash equivalents. Net cash used in operating activities during the first six months of fiscal 2001 was $27,000. Accounts receivable decreased $1,031,000 primarily due to lower sequential net revenues and strong collections realized during the first half of fiscal 2001. Inventories increased $146,000 during the first six-months of fiscal 2001 due to the purchase of inventory items with extended delivery lead times. Other current assets increased $434,000 primarily due to the netting of derivative contracts. Accounts payable and accrued expenses decreased by $198,000. The decrease in accounts payable and accrued expenses primarily results from the reduction of accounts payables and accruals established at the previous fiscal year-end.

Net cash provided by investing activities was $1,826,000, primarily due to the maturity of investments and the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment. The Company anticipates that it will continue to reduce capital expenditures over the course of fiscal 2001 compared to the previous fiscal year.

The Company believes that the reduction in operating costs achieved from the cost reduction measures taken in May 2001, will enable the Company to meet its obligations through the next twelve months. However in the event the current revenue expectations worsen the Company may need to implement further cost reduction measures.

The Company incurred a net loss of $597,000 for the quarter ended April 30, 2001, and has an accumulated deficit of $14,780,000 as of April 30, 2001. The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

FORWARD LOOKING STATEMENTS

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk.

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at April 30, 2001 due to the short maturities of these instruments.

Interest Rate Risk

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities.

The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. As of April 30, 2001, cash equivalents consisted of cash held in an interest bearing money market account and investment grade commercial paper. Investments having original maturities in excess of three months are stated at fair value which is approximately the same as amortized cost, and are classified as available for-sale. As of June 14, 2001, the Company held one medium term note with an original maturity in excess of three months which will mature within one year. The fair value of investments at April 30, 2001 is $904,000.

Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2001, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

Foreign Currency Exchange Rate Risk.

Historically, the Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen. These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying contracts. The Company does not engage in foreign currency speculation. Foreign currency fluctuations did not have a material impact on our results of operations and financial position for the first six months of fiscal 2001. Also, refer to Note D of Notes to Condensed Financial Statements (Unaudited) "Financial Instruments and Risk Management" for additional discussion.

PART II. Other Information

Item 1: LEGAL PROCEEDINGS

None.

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2001, the Company held its Annual Meeting of Shareholders. At the meeting the following actions were taken:

(a)         The following persons were re-elected or elected to the Company's Board of Directors receiving the votes set forth opposite their names:

	For	Withheld
Joseph C. Christenson	4,657,155	409,620
Robert Heller	4,660,955	405,820
David Malmberg	4,658,955	407,820
Peter R. Peterson	4,644,250	422,525

Based on the voting results, each of the directors nominated was elected.

(b)        Proposal to grant full voting rights to shares of PPT VISION, Inc, common stock held by Mr. Peter R. Peterson, a director and founder of the Company, pursuant to the Minnesota Control Share Acquisition Act.
For	2,671,418
Against	492,258
Abstain	7,767

Based on the voting results, proposal #2 was not approved. The voting requirements for Proposal #2 were an affirmative vote, of the holders of a majority of all the outstanding common stock; and the affirmative vote, of a majority of all the outstanding common stock, excluding "interested shares" as defined in the Minnesota Statute. Under the Minnesota Statutes, "interested shares" consist of shares owned by the acquiring person (i.e. Mr. Peterson), by officers of the Company and any employee of the Company who is also a director. The votes "For" proposal #2 above include 1,304,400 interested shares. Neither voting requirements noted above for proposal #2 was met.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: June 14, 2001
/s/Richard R. Peterson
Richard R. Peterson
Chief Financial Officer
(principal financial and accounting officer)