Form 10-Q
period 2001-07-31
PPT VISION INC
filed 2001-09-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at September 10, 2001: 5,494,193

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	July 31, 2001	October 31, 2000

	(unaudited)
ASSETS
Cash and cash equivalents	$2,733,000	$1,818,000
Restricted cash	400,000	400,000
Investments	505,000	3,072,000
Accounts receivable, net	2,564,000	5,202,000
Inventories:
Manufactured and purchased parts	2,560,000	2,615,000
Work-in-process	552,000	275,000
Finished goods	-	-

Inventories, net	3,112,000	2,890,000
Other current assets	458,000	325,000

Total current assets	9,772,000	13,707,000

Fixed assets, net	2,265,000	2,464,000
Other assets, net	3,015,000	3,241,000

Total assets	$15,052,000	$19,412,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,024,000	$2,258,000
Deferred revenue	246,000	283,000

Total current liabilities	1,270,000	2,541,000

Shareholders' equity:
Common stock	551,000	548,000
Capital in excess of par value	30,117,000	30,062,000
Accumulated deficit	(16,829,000)	(13,739,000)
Accumulated other comprehensive income (Loss)	(57,000)	-

Total shareholders' equity	13,782,000	16,871,000

Total liabilities and shareholders' equity	$15,052,000	$19,412,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2001	2000	2001	2000

Net revenues	$2,009,000	$4,714,000	$11,248,000	$12,945,000
Cost of sales	1,119,000	2,063,000	5,415,000	5,658,000

Gross profit	890,000	2,651,000	5,833,000	7,287,000

Expenses:
Sales and marketing	1,038,000	1,200,000	3,456,000	3,426,000
General and administrative	542,000	598,000	1,732,000	1,638,000
Research and development	1,246,000	1,343,000	3,749,000	3,882,000
Non-recurring charges	158,000	1,319,000	158,000	1,700,000

Total expenses	2,984,000	4,460,000	9,095,000	10,646,000

Loss from operations	(2,094,000)	(1,809,000)	(3,262,000)	(3,359,000)

Interest income	21,000	101,000	141,000	353,000

Other income (expense), net	24,000	60,000	30,000	112,000

Net loss before taxes	(2,049,000)	(1,648,000)	(3,091,000)	(2,894,000)
Income tax expense (benefit)	-	-	-	-

Net loss	$(2,049,000)	$(1,648,000)	$(3,091,000)	$(2,894,000)

Per share data:
Common shares outstanding	5,494,000	5,380,000	5,485,000	5,301,000
Common and common equivalent shares outstanding	5,494,000	5,380,000	5,485,000	5,301,000
Basic loss per share	$(0.37)	$(0.31)	$(0.56)	$(0.55)

Diluted loss per share	$(0.37)	$(0.31)	$(0.56)	$(0.55)

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	July 31, 2001	July 31, 2000

Net loss	$(3,091,000)	$(2,894,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,058,000	805,000
Accrued interest income	62,000	31,000
Change in assets and liabilities
Accounts receivable	2,639,000	(1,229,000)
Inventories	(222,000)	(373,000)
Other assets	(190,000)	(63,000)
Accounts payable and accrued expenses	(1,234,000)	(938,000)
Deferred revenue	(36,000)	260,000

Total adjustments	2,077,000	(1,507,000)

Net cash used in operating activities	(1,014,000)	(4,401,000)

Cash flows from investing activities:
Purchase of fixed assets	(578,000)	(773,000)
Purchase of investments	-	(2,643,000)
Sales and maturities of investments	2,506,000	6,767,000
Net investment in other long-term assets	(58,000)	(62,000)

Net cash provided by investing activities	1,870,000	3,289,000

Cash flows from financing activities
Proceeds from issuance of common stock	59,000	1,213,000

Net cash provided by financing activities	59,000	1,213,000

Net increase (decrease) in cash and cash equivalents	915,000	(101,000)

Cash and cash equivalents at beginning of year	1,818,000	2,135,000

Cash and cash equivalents at end of period	$2,733,000	$2,236,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

July 31, 2001

NOTE A – DESCRIPTION OF BUSINESS

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.  The Company’s SpeedScan™ 3D sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™  technology is sold to original equipment manufacturers for specific applications.  The Company’s PPT861 3D scanning system, which uses the Company’s SpeedScan™ 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.  The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PPTV. For more information, please see the PPT VISION, Inc. web site at www.pptvision.com.

NOTE B – BASIS OF PRESENTATION

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

The Balance Sheet at October 31, 2000 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2000 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

NOTE C – COMPREHENSIVE LOSS

	Three Months Ended July 31,		Nine Months Ended July 31,

	2001	2000	2001	2000

Net loss	$(2,049,000)	$(1,648,000)	$(3,091,000)	$(2,894,000)
Other comprehensive loss:
Unrealized (loss) gain on derivative transactions	43,000	—	(57,000)	—
Change in unrealized value of investments, net	—	13,000	—	1,000

Total comprehensive loss	$(2,006,000)	$(1,635,000)	$(3,148,000)	$(2,883,000)

NOTE D – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

As part of the Company's risk management programs, the Company uses forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.  The Company uses forward exchange contracts to hedge against the currency risk associated with firmly committed Japanese Yen transactions.   In accordance with SFAS No. 133, the forward exchange contracts are recognized at fair value with the gain or loss on the contracts being deferred in other comprehensive income. The Company measures hedge effectiveness of forward exchange contracts based on the forward price of the underlying currency.  No gains or losses were recognized in earnings for the period ended July 31, 2001 as hedges were 100% effective. The fair values of the contracts were $112,730 at July 31, 2001.  These fair values were calculated based on the change in spot rates since the inception of the contracts and were not materially different than the fair values calculated based on the discounted change in forward rates as required under SFAS No. 133.

Foreign Currency Exchange Rate Risk.

Historically, the Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars.  However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen.  These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying transactions. The Company does not engage in foreign currency speculation.  Foreign currency fluctuations did not have a material impact on the Company's results of operations and financial position for the first nine months of fiscal 2001.

NOTE E – NON-RECURRING CHARGES

             During the third quarter ending July 31, 2001 the Company realized a non-recurring charge of $158,000.  This charge represented severance payments, and expenses in connection with the closing of a sales office as part of a cost reduction program implemented in May, 2001.  At July 31, 2001 a $15,000 accrual relating to these non-recurring charges remained on the balance sheet in accrued expenses.

NOTE F – NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net revenues decreased 57% to $2,009,000 for the three-month period ended July 31, 2001, compared to net revenues of $4,714,000 for the same period in fiscal 2000. Net revenues decreased 13% to $11,248,000 for the nine-month period ended July 31, 2001, compared to $12,945,000 for the same period in fiscal 2000.  Unit sales of the Company's machine vision systems decreased to 71 for the third quarter of fiscal 2001 versus 233 for the same period in fiscal 2000.  Unit sales for the nine-month period ended July 31, 2001 increased to 621 versus 597 for the same period in fiscal 2000.  The decrease in the number of units sold during the quarter is attributed to the economic slowdown in the Company’s core markets, primarily electronic component manufacturing.

Sales to customers outside North America represented 52% of gross revenues for the first nine-months of fiscal 2001, compared to 48% for the same period in fiscal 2000.

The Company’s visibility regarding revenue results for the next several quarters is currently very limited. Several of the Company’s largest customers who drove record levels of revenues in fiscal 2000 have substantially cut back capital spending. Thus, it is possible that revenues in the fourth quarter of fiscal year 2001 and the first half of fiscal year 2002 will be substantially below prior year periods. This is primarily a result of lower order levels reflective of a slowdown in capital spending in the electronics manufacturing sector of the global economy.

Gross profit decreased 66% to $890,000 for the three-month period ended July 31, 2001, compared to $2,651,000 for the same period in fiscal 2000. For the nine-month period ended July 31, 2001 gross profit decreased 20% to $5,833,000, compared to $7,287,000 for the same period in fiscal 2000.  As a percentage of net revenues, the gross profit for the third quarter of fiscal 2001 decreased to 44% compared to 56% in the same period in fiscal 2000. For the nine-month period ended July 31, 2001 gross profit as a percentage of net revenues decreased to 52% compared to 56% in the same period in fiscal 2000.  The decrease in gross profit in absolute dollars and on a percentage basis for the three and nine month periods ended July 31, 2001 is attributed to the decrease in net revenues and the application of fixed manufacturing overhead expenses across a lower volume of shipments.

Sales and marketing expenses decreased 14% to $1,038,000 for the three-month period ended July 31, 2001, compared to $1,200,000 for the same period in fiscal 2000.  For the nine-month period ended July 31, 2001, sales and marketing expenses increased 1% to $3,456,000, compared to $3,426,000 for the same period in fiscal 2000.  As a percentage of net revenues, sales and marketing expenses increased to 52% for the third quarter of fiscal 2001 verses 25% for the same period in fiscal 2000.  For the nine-month period ended July 31, 2001, sales and marketing expenses as a percentage of net revenues increased to 31%, compared to 26% for the same period in fiscal 2000. The large increase in expenses as a percentage of net revenues for the nine-month period ended July 31, 2001 is attributed to the decrease in net revenues.  Also contributing to this increase is the decrease in international revenues which typically have a lower cost of selling resulting from the Company’s use of international distributors.  The Company expects sales and marketing expenses in absolute dollars to decline during the last quarter of fiscal 2001 as a continuing result of the cost reduction measures implemented in May 2001. Additionally, any corresponding increase or decline in sales and marketing expenditures beyond this current expectation will be driven by the level of net revenues achieved in fiscal 2001. General and administrative expenses decreased 9% to $542,000 for the three-month period ended July 31, 2001, compared to $598,000 for the same period in fiscal 2000.  For the nine-month period ended July 31, 2001, general and administrative expenses increased 6% to $1,732,000, compared to $1,638,000 for the same period in fiscal 2000.  As a percentage of net revenues, general and administrative expenses increased to 27% for the third quarter of fiscal 2001 verses 13% for the same period in fiscal 2000.  For the nine-month period ended July 31, 2001, general and administrative expenses as a percentage of net revenues increased to 15%, compared to 13% for the same period in fiscal 2000.  The Company expects general and administrative expenses for the balance of fiscal 2001 to decline slightly in absolute dollars as a result of cost reductions measures implemented in May 2001.

Research and development expenses decreased 7% to $1,246,000 for the three-month period ended July 31, 2001, compared to $1,343,000 for the same period in fiscal 2000.  For the nine-month period ended July 31, 2001, research and development expenses decreased to $3,749,000 compared to $3,882,000 for the same period in fiscal 2000.  As a percentage of net revenues, research and development expenses increased to 62% for the third quarter of fiscal 2001, compared to 28% for the third quarter of fiscal 2000.  For the nine-month period ended July 31, 2001, research and development expense as a percentage of net revenues increased to 33%, compared to 30% for the same period in fiscal 2000.

Non-recurring charges for the three and nine month periods ended July 31, 2000 consist entirely of costs and expenses incurred in connection with the Company’s defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company’s defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies.  Both lawsuits were settled during the quarter ended July 31, 2000.  Non-recurring charges for the three and nine month periods ended July 31, 2001 consist entirely of costs and expenses incurred in connection with the implementation of the cost reductions made in May 2001 as described in Note E.

Interest income decreased 79% to $21,000 for the three-month period ended July 31, 2001, compared to $101,000 for the same period in fiscal 2000.  For the nine-month period ended July 31, 2001 interest income decreased to $141,000, compared to $353,000 for the same period in fiscal 2000.  The decrease in interest income for both periods is related to a reduction in the balances in cash and cash equivalents and investments.

The Company did not record an income tax benefit or expense for either of the first nine-months ended July 31, 2001 or the three or nine month periods ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $8,502,000 at July 31, 2001 from $11,166,000 at October 31, 2000.  The Company financed its operations during the first nine- months of fiscal 2001 through internally generated cash flow and existing cash and cash equivalents. Net cash used in operating activities during the first nine months of fiscal 2001 was $1,014,000. Accounts receivable decreased $2,639,000 primarily due to lower sequential net revenues and strong collections realized during the first half of fiscal 2001. Inventories increased $222,000 during the first nine-months of fiscal 2001 due to the purchase of inventory items with extended delivery lead times.  Other current assets increased $190,000 primarily due to the netting of derivative contracts. Accounts payable and accrued expenses decreased by $1,234,000.  The decrease in accounts payable and accrued expenses primarily results from reduced purchasing of new inventory as a result of declining sales and a payment to a distributor which was tied to the collection of a receivable.

Net cash provided by investing activities was $1,870,000, primarily due to the maturity of investments.  During the third quarter ending July 31, 2001 fixed asset additions totaled $349,000 in comparison with $229,000 in fixed asset additions realized in the first six months ending April 30, 2001.  These fixed asset additions were primarily one-time purchases of computer equipment and software for a specific new product development program.  Fixed asset additions in the fourth quarter of fiscal 2001 are expected to be at levels comparable with the first and second quarter of fiscal 2001.

The Company believes that the reduction in operating costs achieved from the cost reduction measures taken in May 2001, will enable the Company to meet its obligations through the next twelve months.  However in the event the current revenue expectations worsen the Company may need to implement further cost reduction measures.  In addition, the Company is currently exploring the possibility of securing additional sources of financing to ensure it is able to meet its working capital and capital resource requirements.

The Company incurred a net loss of $2,049,000 for the quarter ended July 31, 2001, and has an accumulated deficit of $16,829,000 as of July 31, 2001. The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, PPT VISION’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, PPT VISION’s ability to protect its existing intellectual property from challenges from third parties, PPT VISION’s ability to obtain additional debt or equity financing to strengthen its financial position and other factors.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes it does not have material exposure to quantitative and qualitative market risks.  The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at July 31, 2001 due to the short maturities of these instruments.

Interest Rate Risk

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities.

The Company's cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less.  As of July 31, 2001, cash equivalents consisted of cash held in an interest bearing money market account and investment grade commercial paper. Investments having original maturities in excess of three months are stated at fair value which is approximately the same as amortized cost, and are classified as available for-sale. As of September 14, 2001, the Company held one medium term note with an original maturity in excess of three months which will mature within one year. The fair value of investments at July 31, 2001 is $505,000.

Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2001, as well as the Company's policy of holding rate sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company's investment portfolio.  As a result, the Company does not currently hedge these interest rate exposures.

Foreign Currency Exchange Rate Risk.

             Historically, the Company's international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars.  However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen.  These contracts are used to reduce the Company's risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying contracts. The Company does not engage in foreign currency speculation. Foreign currency fluctuations did not have a material impact on our results of operations and financial position for the first nine months of fiscal 2001. Also, refer to Note D of Notes to Condensed Financial Statements (Unaudited) “Financial Instruments and Risk Management” for additional discussion.

PART II.  Other Information

Item 1:    LEGAL PROCEEDINGS
                None.

Item 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS
                None.

Item 3:    DEFAULTS UPON SENIOR SECURITIES
                Not Applicable

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                None.

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

PPT VISION, INC.

Date: September 14, 2001

/s/ Joseph C. Christenson
Joseph C. Christenson President (principal financial and accounting officer)