Form 10-K405
period 2001-10-31
PPT VISION INC
filed 2002-01-31
CIK 704460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number:  0-11518

PPT VISION, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1413345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12988 Valley View Road Eden Prairie, MN 55344

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (952) 996-9500

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

YES  ☒                                                                                                  NO  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

                The approximate aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant (based on the closing sale price of such stock as reported by the Nasdaq Stock Market) on January 18, 2002 was approximately $4,803,136.  The number of shares of common stock, $0.10 par value per share, outstanding as of January 18, 2002 was 5,512,118.

                Documents Incorporated by Reference:  Portion of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held March 19, 2002, is incorporated by reference into Part III of this Form 10-K

                This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, PPT VISION’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and PPT VISION’s ability to protect its existing intellectual property from challenges from third parties and other factors.

                All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are described in the “Important Factors Regarding Forward-Looking Statements” section of this Form 10-K.

Item 1.  BUSINESS

CORPORATE PROFILE

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries. The Company’s SpeedScan 3DTM sensor, incorporating the Company’s patented high-speed Scanning Moiré InterferometryTM technology, is sold to original equipment manufacturers for specific applications. The Company’s PPT861TM 3D scanning system, which uses the Company’s SpeedScan 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

WHAT IS MACHINE VISION?

A machine vision system consists of computer software and hardware working together with cameras and lighting to capture images of products as they are being manufactured.  This prevents defective products from being shipped to consumers and helps manufacturers improve their processes and reduce costs.  Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. However, machine vision systems at that time were complex to program and maintain, difficult to install, limited in performance and not cost-effective. Through advances in microprocessor and software technologies, these barriers have been removed, enabling machine vision to emerge as a powerful process control technology that allows manufacturers to improve quality and increase productivity.

THE MACHINE VISION MARKET

The machine vision market is large and highly fragmented with over 200 machine vision suppliers around the world.  Many are very small companies focusing on niche applications or niche technologies.  A small handful of competitors such as Cognex or Orbotech have emerged as large, global competitors. The Automated Imaging Association (“AIA”) estimates that the North American market for machine vision systems in 2000 was approximately $2.1 billion, with worldwide levels estimated at approximately $5.5 billion. The AIA expects this market to grow at approximately 12% per year over the next 5 years.  Demand for machine vision systems comes from end-user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufacturers (“OEMs”) who incorporate machine vision systems into their products, systems integrators and machine builders.

A key factor in the expansion of the machine vision market has been growth in the demand for machine vision systems in the semiconductor and electronics industries. The growth in demand for personal computers, cellular communications and other electronic devices, as well as the increase in electronic components inside other products such as consumer appliances and automobiles, is stimulating demand for electronic and semiconductor components.  For example, VLSI Research, Inc., an independent technology research firm, projects that the demand for lead inspection equipment will grow from $185 million in 2000 to $400 million in 2004.  In an effort to rapidly improve and increase manufacturing capability, while at the same time introducing innovative new designs and improving quality, manufacturers of these components are increasingly turning to machine vision as a vital part of their manufacturing process.

The growth of the end-user machine vision market is also being driven by global competitive trends, which have led manufacturers worldwide to redesign manufacturing processes in order to reduce cost and increase productivity and quality. In order to meet today’s manufacturing quality requirements, statistical sampling methods are often insufficient and 100% inspection is required. To accomplish these objectives, manufacturers are increasingly adopting machine vision solutions.

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

BUSINESS STRATEGY

The Company’s objective is to be a worldwide leader in the design, manufacture, marketing and integration of 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Through the successful integration of the Company’s five core competencies, including image acquisition, image processing, application development software, optics and illumination, and vision system integration, the Company believes it will be able to meet its objective and successfully implement its strategy.

Key elements of the Company’s strategy include:

•                  Providing Complete Solutions: The Company focuses on providing complete machine vision solutions to end-user manufacturers, OEM’s, system integrators and machine builders. PPT VISION is pursuing what it believes to be the most fully vertically integrated business model in the industry, including designing, manufacturing, marketing and integrating complete machine vision solutions. The Company believes this provides it with a competitive advantage in delivering cost-effective, complete vision solutions.

•                  Extending Technology Leadership in Speed and Ease-of-Use:  The Company is continuing to aggressively invest in next generation software and hardware architectures that will expand its lead in speed, ease-of-use and the ability to deliver cost-effective complete solutions to its customers.

•                  Targeting Expanding Markets Through Continued Development of Application-Specific Software Tools and Hardware Products: The Company’s application-specific software tools are a proven solution for a wide variety of inspection applications. In response to the worldwide expansion of the semiconductor and electronics industries, the Company is developing additional software tools and hardware products for electronic component, electronics and semiconductor applications.

•                  Providing a Superior Level of Value-Added Application Engineering Support:  The Company delivers a high level of value-added application engineering support to its end-user customers through its own in-house applications engineering resources and through its network of value-added system integrators and international distributors.  Manufacturing end-users increasingly want to concentrate their engineering expertise on the products they manufacture, not on engineering machine vision systems. They are seeking complete machine vision solutions with associated application engineering support on an on-going basis.

•                  Increasing International Market Presence: The Company is aggressively focusing on increasing its market share in the worldwide machine vision market. The Company believes international markets represent a significant opportunity and intends to capture a significant share of this market through investment and expansion in its international sales distribution and support infrastructure.  In fiscal 2001, 55% of the Company’s revenues came from customers based outside of the United States.

PRODUCTS

The Company designs, manufactures, markets and integrates machine vision-based automated inspection systems for manufacturing applications such as electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection, and gauging and measurement tasks.  A machine vision system is a combination of cameras, lighting, and computer hardware and software working together to capture and analyze images of moving parts to determine if the parts match a defined standard.  Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories, including automotive, electronic and semiconductor components, consumer goods, medical devices, pharmaceuticals and plastics.

The Company’s machine vision systems are primarily targeted at providing manufacturers with 100% inspection in high speed, discrete part manufacturing applications. This typically replaces older off-line, random sampling techniques or human vision inspection techniques as a means of monitoring quality. The Company’s machine vision systems enable manufacturers to achieve zero defect production.

The Company’s family of machine vision systems, which include its proprietary Vision Program Manager™ (VPM) graphical programming software, provide significant performance advantages that meet manufacturers’ critical requirements. These requirements include high speed, flexibility, ease-of-use, networkability and statistical feedback, all without sacrificing performance. All PPT VISION systems are supported by the Company’s focus on providing its customers with complete solutions, not just components, and a major commitment to providing its customers with value-added application engineering services.

The Company has developed products that have specific advantages in terms of speed and ease-of-use. Many of the Company’s machine vision systems are capable of operating at speeds over 10,000 parts per minute performing 100% inspection. This speed can be critical to successfully employing machine vision in many applications. PPT VISION also pioneered the use of an icon-based visual programming system (i.e. VPM) operating in the Microsoft® Windows™ environment. Users are able to program the Company’s systems by creating a flowchart of icons linked together rather than having to write a computer program in a programming language such as “C” or using a complex menu-based system. This results in lower cost and less time for implementation.

Passport DSL™ and Scout DSL™ (Digital Serial Link)

The Company introduced its completely digital machine vision systems, the patented Passport DSL and Scout DSL, in fiscal 1998. These products offer an integrated network of cameras, lighting, image processors and hubs, which together form a complete machine vision system.

The Passport DSL and Scout DSL systems are completely digital, which results in much greater accuracy and repeatability than traditional analog systems. These DSL systems feature PPT’s Vision Program Manager (VPM) software, a powerful, graphical programming interface that requires no programming expertise and operates in the Microsoft® Windows™ environment.  The Passport DSL and Scout DSL both incorporate a fully integrated Pentium-based PC, which can be easily added onto a factory network, allowing for a full range of control and monitoring capabilities and an easy way to import or export process information and images.  The DSL systems support a network of up to 16 asynchronously functioning cameras that capture non-interlaced video images at rates up to 4,000 full frames per minute.  To complement the DSL product family, the Company has also developed the DSL5000, DSL5600, DSL6000 and DSL7500 digital cameras.

Passport™ 440, Passport™ 240, and Scout™ Machine Vision Systems

The Passport 440 is designed to operate with up to four asynchronously functioning cameras for multiple inspection views and complex imaging tasks. The Passport 240 has all of the basic capabilities of the Passport 440 in a two-camera model. Both systems are housed in industrially rugged enclosures and are capable of operating at speeds over 10,000 inspections per minute. The Scout is a cost-effective machine vision system designed for industrial applications that do not require rugged enclosures. It is packaged in a non-industrial style enclosure and is capable of running two cameras with speed and power similar to that of the Passport 240.

SpeedScan 3D™ Sensor

The SpeedScan 3D Sensor is based on PPT’s patented Scanning Moiré Interferometry™ (SMI™) 3D technology.  Using a tri-linear CCD sensor and advanced optics, the SpeedScan 3D Sensor is capable of real-time calculation of 3D topography in a single pass.  SMI is a patented real-time, unique technology for high speed, high accuracy 3D scanning.  It is an area-scanning technology that gathers height data at rates many times faster than conventional laser-based sensors.  SMI is especially suitable for applications in the semiconductor and electronics industries, such as IC coplanarity (BGA, μBGA, QFP), connector coplanarity, solder paste volume and hard drive components.

PPT861™ Inspection System

The PPT861 is an application-specific inspection solution utilizing the Company’s core 2D and 3D vision technology for three target markets:  inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

The PPT861 is a high-speed, semi-automated, high resolution, 3D scanning station. The PPT861 provides the flexibility to scan a wide range of in-tray semiconductor packages including QFP, BGA, CSP and μBGA, as well as electronic connectors and hard drive components.  Using the Company’s patented SMI 3D technology, the PPT861 delivers precise measurements at greatly enhanced throughput rates as compared with traditional inspection techniques.  With the addition of the optional 2D module, the PPT861 provides a comprehensive solution for critical measurement and inspection requirements.  The PPT861 can be configured to operate in either an in-line or stand-alone mode, providing capabilities for both small lot production and high volume applications. All scanning and motion parameters are programmable to allow the inspection of a broad range of component types with varying size and thickness. As of October 31, 2001, the Company has sold 15 PPT861™ systems to 5 customers.

MARKETS AND CUSTOMERS

The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2001, the Company had sold more than 4,200 machine vision systems to over 320 customers since inception.

In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company’s net revenues. During fiscal 2001, Tokyo Weld, Co., Ltd. accounted for 22% of net revenues, and revenue from Simac Masic B.V. accounted for 11% of net revenues.  During fiscal 2000, revenue from Tokyo Weld, Co., Ltd. accounted for 17% of net revenues and revenue from Tyco International accounted for 12% of net revenues.  During fiscal 1999, revenue from Philip Morris Incorporated accounted for 27% and Simac Masic B.V. accounted for 13% of net revenues.  The loss of, or significant curtailment of purchases by, any of the Company’s principal customers could have a material adverse effect on the Company’s results of operations.

SALES, MARKETING AND CUSTOMER SUPPORT

The Company sells its products primarily on a direct basis in the United States to end-users, system integrators, machine builders and OEMs. Outside the United States, the Company sells primarily through a network of distributors covering Europe, Asia and South America. The Company markets its products through appearances at industry trade shows, advertising in industry trade journals, articles published in industry and technical journals, its own website and through direct-selling in specific vertical markets. In addition, the Company’s strong customer relationships serve as valuable references.

The Company focuses on delivering a high level of value-added applications engineering support to its end-user customers through its own in-house applications engineering resources. The Company also provides extensive training opportunities for its customers, either at the Company’s facilities or on-site at the customer’s facilities.

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location during the past three years:

	YEAR ENDED OCTOBER 31,
	2001	2000	1999

United States	45%	52%	74%
Europe and Canada	13%	12%	13%
Asia-Pacific	40%	31%	12%
South America	2%	5%	1%

Substantially all of the Company’s export sales are negotiated, invoiced and paid in United States dollars.  However, the Company will from time to time enter into export sales negotiated, invoiced and paid in foreign currencies.

BACKLOG

The Company does not believe backlog is a key indicator of future revenues in the end-user machine vision market. PPT VISION products are typically shipped within 30 days after receipt of an order. The Company believes that maintaining as short a time as practical for delivery is a competitive advantage in the end-user machine vision market. Customers in the end-user machine vision market do not normally place orders for large multiples of units with scheduled deliveries over many months. Rather, end-user machine vision addresses a specific application or problem at a specific manufacturing site.

RESEARCH AND PRODUCT DEVELOPMENT

PPT VISION’s products are distinguished by the Company’s proprietary technology and its significant commitment to research and product development efforts. The Company’s research and product development efforts are focused on its five core competencies: image acquisition, imaging processing, application development software, optics and illumination, and vision system integration. The Company believes that the integration of these core competencies is essential to achieving long term success in the machine vision market. The Company’s five core competencies can be described as follows:

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

Application Development Software. This refers to the means and methods whereby a machine vision system is configured and controlled.  The development and support of application development software requires expertise in the disciplines of object-oriented programming, graphical programming environments, man-machine interfaces, device drivers and general software engineering.

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

Various configurations of the Company’s products include proprietary design work performed by the Company’s employees in each of these five areas.

PPT VISION believes that continued and timely development of new products and enhancements to existing product characteristics are essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a significant role in maintaining and advancing its position as a leading provider of complete machine vision systems. The Company’s current research and development efforts are directed to increasing performance in image acquisition, image processing and application development software, which could produce systems with greater speed and accuracy while also providing customers with more expanded software tools. These efforts include the Company’s traditional two-dimensional (2D) machine vision systems as well as three- and one-dimensional (3D and 1D) sensor products. Key software products under development will enable support for different hardware and user interfaces, as well as increasing the development speed of application specific software tools. The Company also intends to expand its offerings of application-specific software and hardware products for the industries it identifies as being poised to exhibit significant growth in demand for machine vision solutions, which includes electronics and semiconductors.

Research and development expenditures were $5.0 million, $5.3 million, $4.5 million and $2.9 million in the fiscal years ended October 31, 2001, 2000, 1999, and 1998, respectively.

MANUFACTURING

The Company assembles, configures and tests its products at its suburban Minneapolis facility. The Company’s printed circuit boards are custom built by several manufacturers.  Although most of the components used in the Company’s machine vision systems are available off-the-shelf, some components are available from only a single supplier or from a limited number of suppliers. The Company typically purchases inventory and builds products in response to quarterly sales forecasts, enabling it to ship products within 30 days after receipt of an order.

Much of the Company’s product manufacturing, consisting primarily of circuit board manufacturing and assembly and machined parts production, is contracted with outside vendors. Company personnel inspect incoming parts and perform final assembly and testing of finished products. The Company believes that its outsourcing strategy enables it to focus its resources on the key core competency areas from which it derives its competitive advantages.

COMPETITION

The machine vision industry is highly fragmented. Currently, no competitor holds a significant aggregate market share percentage, although some dominate individual niches within the overall machine vision industry. The Company believes that over the next several years, the industry will experience a continuing trend toward consolidation. However, given the application-specific nature of the industry, the Company also believes that the machine vision industry will continue to have a relatively large number of competitors focusing on specific niches.

The Company believes the major competitive factors in the industry are performance, quality, support and price. Although the Company believes that its products are unique, competitors offer technologies and systems that are capable of certain of the functions performed by the Company’s products. The Company faces competition from a number of companies in the machine vision market, some of which have greater manufacturing and marketing capabilities and greater financial, technological and personnel resources.

Although the Company believes that its current products offer several advantages in terms of speed and ease-of-use, and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company’s products could be duplicated by other companies in the same general market. There can be no assurances that the Company would be able to compete with similar products produced by a competitor.

PATENTS AND PROPRIETARY RIGHTS

The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish its proprietary rights in its products. The Company owns several issued and pending United States and international patents for various inventions used in machine-vision, automated inspection and illumination systems. The Company believes that the patents it owns may have been useful in protecting the Company’s proprietary products and may be useful in protecting potential future products. The Company also believes its ability to efficiently develop and sell high performance, cost-effective vision systems on a timely basis, whether patented or not, is crucial to the Company’s future success. The Company requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

A number of users of machine-vision technology have received notice of alleged patent infringement from, or have been sued by, the Lemelson Medical, Education and Research Foundation Limited Partnership (“Lemelson Foundation”) alleging that their use of machine-vision technology in their production processes infringes certain patents issued to Jerome H. Lemelson.  Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company’s products in their production processes infringes any of Mr. Lemelson’s patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company believes that it has defenses to such indemnification claims. To date, the Company has received no actual claims for indemnification.  The Company cannot predict the outcomes from the claims of alleged infringement made by the Lemelson Foundation or the effect of such outcomes on the operating results of the Company.

The Company has obtained United States federal registration for its “PPT”, “PPT VISION”, “Passport”, “Scout”, “Passport DSL” and “Scout DSL” trademarks. The Company intends to file for federal registration of additional trademarks in the future. Although no assurance can be given as to the strength or scope of the Company’s trademarks, the Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

EMPLOYEES

As of January 15, 2002, the Company had 89 full-time employees, including 39 employees in research and development, 27 in sales, marketing and application engineering, 17 in manufacturing and 6 in finance and administration. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company’s employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Various forward-looking statements have been made in this Annual Report on Form 10-K.  Forward-looking statements may also be made in the Company’s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties, including those identified below, that could cause actual results to differ materially from such statements.  The words “anticipate,” “believe," “expect,” “intend,” “optimistic,” “will” or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Important factors that could cause actual results to differ materially from the Company’s forward-looking statements, as well as affect the Company’s ability to achieve its financial and other goals, include, but are not limited to, the following:

Technological Change and New Product Development. The market for the Company’s products is characterized by rapidly changing technology. The Company’s future success will continue to depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments and evolving industry standards, respond to changes in customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity. In addition, there can be no assurance the new products and services or product and service enhancements, if any, developed by the Company will achieve market acceptance.

Dependence Upon Principal Customers. In each of the past several years, the Company has had one or more customers that have accounted for ten percent or more of the Company’s net revenues. During the fiscal year ended October 31, 2001, revenue from Tokyo Weld, Co., Ltd. accounted for 22% of net revenues and revenue from Simac Masic B.V. accounted for 11% of net revenues.  The Company does not have in effect long-term agreements with these customers under which the customers have agreed to purchase significant quantities of the Company's products.  The loss of, or significant curtailment of purchases by, any of the Company’s principal customers and subsequent failure to replace its customers could have a material adverse effect on the Company’s results of operations.

Cyclicality of Capital Spending by Customers. A significant portion of the Company’s revenue is derived from sales to various segments of the electronic component industry, such as metal stamping, electronic connectors and passive components. The markets for these segments, and for the electronic component industry in general, can be cyclical, resulting in varying amounts of capital spending. Any significant downturn in capital spending in these markets, or in any other markets served by the Company’s products, could have a material adverse effect on the Company’s business and results of operations.

Proprietary Technology. The Company relies heavily on its image acquisition and image processing hardware designs, along with proprietary software technology. Although the Company has been issued patents, or obtained licenses to patents, in the past on certain technology and has patents pending on new technologies, it currently relies most heavily on protecting its proprietary information as trade secrets. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company’s proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may “reverse engineer” the Company’s products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain based on patents with broad, and often questionable, application. As the number of the Company’s products increases, the markets in which its products are sold expands and the functionality of those products grows and overlaps with products offered by competitors. The Company has been sued for patent infringement in the past and may be subject to patent infringement claims in the future.  In addition to being expensive and time consuming for the Company and its management, protracted litigation to defend or to prosecute intellectual property could result in some customers deferring or limiting their purchase of the Company’s product until resolution of the litigation.  Although the Company is not aware that any of its products or proprietary rights infringe upon the valid rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation.

Revenue Fluctuations. The Company has experienced annual fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by various factors, including the order flow of its principal customers, the timing and acceptance of new product introductions and enhancements and the timing of product shipments and marketing. Future operating results may fluctuate as a result of these and other factors, including the Company’s ability to continue to develop innovative products, the announcement or introduction of new products by the Company’s competitors, the Company’s product and customer mix, the level of competition and overall trends in the economy.

Dependence on Outside Contractors and Suppliers. The Company currently contracts with third party assembly houses for a substantial portion of its components and assembly needs. Although the Company endeavors to inspect and internally test most components prior to final assembly, reliance on outside contractors reduces its control over quality and delivery schedules. The failure by one or more of these subcontractors to deliver quality components in a timely manner could have a material adverse effect on the Company’s results of operations. In addition, a number of the components integral to the functioning of the Company’s products are available from only a single supplier or from a limited number of suppliers. Any interruption in or termination of supply of these components, or a material change in the purchase terms, including pricing, or a reduction in their quality or reliability, could have a material adverse effect on the Company’s business or results of operations.

International Revenue. In the years ended October 31, 2001, 2000 and 1999, sales of the Company’s products to customers outside of the United States accounted for approximately 55%, 48% and 26%, respectively, of the Company’s net revenues. The Company anticipates that international revenue will continue to account for a significant portion of its net revenues. The Company’s operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render the Company’s products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on the Company’s future international sales and, consequently, on the Company’s operating results.

Competition. The Company competes with other vendors of machine vision systems, some of which may have greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that the Company will not be required to incur significant costs in connection with its engineering research, development, marketing and customer service efforts to remain competitive. Competitive pressures may result in price erosion or other factors which will adversely affect the Company’s financial performance.

Dependence on Key Personnel. The Company’s success depends in large part upon the continued services of many of its highly skilled personnel involved in management, research and product development and sales, and upon its ability to attract and retain additional highly qualified employees. The loss of services of these key personnel could have a material adverse effect on the Company. The Company does not have key-person life insurance on any of its employees.

                Utilization of Net Operating Loss. The utilization of the net operating loss carryforward is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. In fiscal 2001, there was no tax provision due to the net loss for the period. At October 31, 2001, the Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $17.8 million and $0.9 million, respectively.  These carryforwards expire in the years ending October 31, 2002 through October 31, 2021. A valuation allowance equal to the deferred tax asset has been recorded.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

Name

Age

Position

Joseph C. Christenson	43	President, Director

Arye Malek	45	Vice President and General Manager, Microelectronics Systems Division

David L. Friske	57	Vice President of Manufacturing

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

Item 2.  PROPERTIES

                The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota.  The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000.  The Company has an obligation to occupy additional space with additional lease payment over the term of the lease.  The Company also leases space for its regional sales and support offices in Massachusetts and Michigan.

Item 3.  LEGAL PROCEEDINGS

                None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company’s Common Stock trades on the Nasdaq Stock Market under the symbol “PPTV”.  The following table sets forth the high and low closing sale prices of the Company’s Common Stock on the Nasdaq Stock Market as reported by Nasdaq.

	High	Low
Fiscal Year Ended October 31, 2001
First Quarter	$4.39	$2.75
Second Quarter	4.63	2.38
Third Quarter	3.50	2.10
Fourth Quarter	2.33	1.35

	High	Low
Fiscal Year Ended October 31, 2000
First Quarter	$4.63	$2.94
Second Quarter	7.25	3.56
Third Quarter	5.63	4.25
Fourth Quarter	6.00	4.19

                On January 18, 2002, there were approximately 575 holders of record of the Company’s common stock. This figure does not reflect more than 2,000 beneficial stockholders whose shares are held in nominee names.

Dividend Policy

                The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

	YEAR ENDED OCTOBER 31,
	2001	2000	1999	1998	1997
INCOME STATEMENT DATA:
Net revenues	$13,326,000	$18,272,000	$11,325,000	$13,512,000	$12,055,000
Loss from operations	(5,020,000)	(4,138,000)	(6,821,000)	(1,184,000)	(82,000)
Net income (loss)	(4,843,000)	(3,598,000)	(7,734,000)	103,000	660,000

Basic net income (loss) per share	$(0.88)	$(0.67)	$(1.43)	$0.02	$0.12
Diluted net income (loss) per share	$(0.88)	$(0.67)	$(1.43)	$0.02	$0.12

BALANCE SHEET DATA:
Working capital	$7,044,000	$11,166,000	$13,444,000	$20,495,000	$22,887,000
Total assets	13,356,000	19,412,000	21,845,000	29,575,000	29,986,000
Shareholders’ equity	12,098,000	16,871,000	19,171,000	27,871,000	27,535,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 2001 to Year Ended October 31, 2000

                Net revenues decreased 27.1% to $13.3 million in fiscal 2001 from $18.3 million in fiscal 2000.  Unit sales of the Company’s machine vision systems decreased to 688 in fiscal 2001 versus 853 in fiscal 2000.  Net revenues decreased primarily due to slower economic growth, both domestically and internationally, in the Company’s core markets, including electronics and automotive.  Gross revenues in fiscal 2001 decreased 38.5% in the United States and decreased 14.1% outside the United States.  Sales to customers outside the United States represented 55% of net revenues in fiscal 2001, compared to 48% in fiscal 2000.

                Gross profit decreased 33.1% to $6.8 million in fiscal 2001 from $10.1 million in fiscal 2000 primarily as a result of the decrease in net revenues.  Gross profit as a percentage of net revenues for fiscal 2001 decreased to 50.7% compared to 55.3% in fiscal 2000.  The decrease in gross profit margin in fiscal 2001 was attributable to the decrease in net revenues, as overhead was being allocated over a lower revenue base.

                Selling expenses decreased 6.4% to $4.4 million in fiscal 2001, compared to $4.7 million in fiscal 2000.  As a percentage of net revenues, fiscal 2001 selling expenses increased to 33.1%, compared with 25.8% in fiscal 2000.  The percentage increase is due to lower fiscal 2001 revenues.

                General and administrative expenses decreased slightly to $2.2 million in fiscal 2001, compared to $2.5 million in fiscal 2000.  As a percentage of net revenues, general and administrative expenses increased to 16.4% for fiscal 2001, compared to 13.7% for fiscal 2000.  The decrease in general and administrative expenses reflects the cost cutting measures implemented by the Company in fiscal 2001 to lower its cost structure.  The increase in general and administrative expenses as a percentage of revenues reflects the lower fiscal 2001 revenues.

                Research and development expenses decreased 6.8% to $5.0 million in fiscal 2001, from $5.3 million in fiscal 2000.  Research and development expenses as a percentage of net revenues for fiscal 2001 increased to 37.2%, compared to 29.2% for fiscal 2000.  The slight decrease in research and development spending reflects the Company's  effort to control operating costs in a weak economic environment, while still supporting an aggressive new product development agenda focused both on its 2D and 3D technology.

                Non-recurring charges for fiscal 2001 relate to costs and expenses incurred in connection with the Company's cost reduction efforts, which included the closing of an office and the termination of a number of employees.

                Interest income decreased to $72,000 in fiscal 2001, compared to $424,000 in fiscal 2000.  The decrease in interest income is due to the decline in balances of cash, cash equivalents and investments.

                Income Tax Benefit (Expense): There was no tax provision for fiscal 2001 or 2000 due to the net loss in the period.

Comparison of Year Ended October 31, 2000 to Year Ended October 31, 1999

                Net revenues increased 61% to $18.3 million in fiscal 2000, compared to net revenues of $11.3 million in fiscal 1999.  Unit sales of the Company’s machine vision systems increased to 853 in fiscal 2000 versus 387 in fiscal 1999.  Net revenues increased primarily due to strong performance both domestically and internationally in the Company’s core markets, including electronics and automotive.  Gross revenues in fiscal 2000 increased 15% in United States and increased 195% outside United States.  Sales to customers outside United States represented 48% of net revenues in fiscal 2000, compared to 26% in fiscal 1999.

                Gross profit increased 64% to $10.1 million in fiscal 2000, compared to $6.2 million in fiscal 1999.  Gross profit as a percentage of net revenues for fiscal 2000 remained relatively consistent at 55.3% as compared to 54.5% in fiscal 1999.  The increase in gross profit in absolute dollars in fiscal 2000 is attributed to the increase in net revenues.

                Selling expenses increased 6% to $4.7 million in fiscal 2000, compared to $4.5 million in fiscal 1999.  As a percentage of net revenues, fiscal 2000 selling expenses decreased to 25.8%, compared with 39.3% in fiscal 1999.  The increase in selling expenses in absolute dollars is primarily the result of higher net revenues in fiscal 2000.

                General and administrative expenses were relatively constant at $2.5 million in fiscal 2000 and fiscal 1999.  As a percentage of net revenues, general and administrative expenses decreased to 13.7% for fiscal 2000, compared to 22.4% for fiscal 1999.  Fiscal 1999 general and administrative expenses included $719,000 in legal fees related to the lawsuit with National Instruments Corporation, which was settled in the third quarter of fiscal 2000.  Net of the $719,000 in legal fees, general and administrative expenses for fiscal 1999 were $1.8 million.  Using the $1.8 million as a comparison to fiscal 2000, general and administrative expenses increased $695,000 year over year.  This increase is primarily related to patent amortization of the SMI Patent which commenced in June 1999, at a rate of $25,000 per month, bonus payments, severance charges and a general increase in other general and administrative expenses.

                Research and development expenses increased 17.7% to $5.3 million in fiscal 2000, compared to $4.5 million in fiscal 1999.  Research and development expenses as a percentage of net revenues for fiscal 2000 decreased to 29.2%, compared to 39.9% for fiscal 1999.  The increase in expenditures is mainly due to resource commitments required to support new and existing product development programs, including development of the Company's patented Scanning Moiré Interferometry™ (SMI™) 3D technology and patented DSL digital vision technology.

                Non-recurring charges for fiscal 2000 relate to costs and expenses incurred in connection with the Company’s defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company’s defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies.   In fiscal 1999, non-recurring charges of $1,481,000 consisted of the following:

a.               Capitalized equipment write-offs of $953,000.  This equipment consisted of ready-made items purchased directly by the Company and equipment constructed to the Company’s specifications by two third-party vendors.   The equipment was determined to have future alternative uses at the time of capitalization.  The product line associated with this equipment was later discontinued in fiscal 1999 and the Company then determined that the equipment no longer had alternative future uses.

b.              Accrued charges of $360,000.  These charges related to payments made to a third party vendor in connection with  the termination of a supply agreement with the vendor.   This termination related to the Company's discontinued PPT 8600 product line.  This amount was included in accrued liabilities at October 31, 1999 and paid in January 2000.

c.               A capitalized software write-off of $168,000.  This amount was originally capitalized during fiscal 1997 and fiscal 1998 when the Company determined that this software-related project achieved technological feasibility in accordance with paragraph 4 of FAS 86.  The amount was written off at the end of fiscal 1999 because, as a result of the decision to discontinue the PPT 8600 product line,  the Company had no current or future plans to finalize the project and the Company was beginning to explore other similar third party product alternatives.

                Interest income decreased to $424,000 in fiscal 2000, compared to $701,000 in fiscal 1999.  The decrease in interest income is due to the decline in balances of cash, cash equivalents and investments.

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

LIQUIDITY AND CAPITAL RESOURCES

                Working capital decreased to $7.0 million at October 31, 2001 from $11.2 million at October 31, 2000.  The Company financed its operations in fiscal 2001 through internally generated cash flow, existing cash and cash equivalents and sales of investments.  Net cash used in operating activities in fiscal 2001 was $824,000.

                Net cash provided by investing activities for fiscal 2001 was $1.8 million, generated from the sales and maturities of investments which was partially offset by cash used for the purchase of fixed assets and investment in other long-term assets.  The Company used $676,000 of cash for the purchase of fixed assets, mainly consisting of computer, lab and manufacturing equipment.  The Company used $77,000 of cash for investment in other long-term assets, mainly consisting of cost related to patent filings.  Investments consist of short-term investment grade securities.

                Net cash provided by financing activities for fiscal 2001 was $58,000, resulting from the issuance of shares under the employee stock purchase plan and upon the exercise of common stock options.

                The Company does not maintain a finished goods inventory for expected orders.  The Company builds finished systems only when a firm sales order is in place for the purchase of a system.  During the final month of the Company’s fiscal 2000 fourth quarter, all completed systems were shipped to customers resulting in no finished goods on hand at the end of fiscal 2000.  The finished goods on hand at the end of fiscal 2001 were consignment inventory.

                The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota.  The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000.  The Company has an obligation to occupy additional space with additional lease payments over the term of the lease.

                Although the Company had $2.8 million in cash and cash equivalents and positive working capital of $7.0 million at October 31, 2001, the Company believes that the continuing slowdown in its core markets will require it to raise additional debt or equity during the current fiscal year to strengthen its working capital position.  The Company is currently exploring alternatives for raising additional capital.

Effects of Inflation

                The Company believes that the effect of inflation has not been material during each of the years ended October 31, 2001, 2000 and 1999, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                The Company believes it does not have material exposure to quantitative and qualitative market risks.  The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2001 due to the short maturities of these instruments.

Interest Rate Risk

                The Company maintains investment portfolio holdings of various issuers, types and maturities, primarily U.S. government and agency securities and other short-term, interest-bearing investment grade securities.   The Company’s cash and investments include cash equivalents, which the Company considers to be investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available-for-sale.  Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2001, as well as the Company’s policy of holding rate-sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s investment portfolio.  As a result, the Company does not currently hedge these interest rate exposures.

Foreign Currency Exchange Rate Risk

                Historically, the Company’s international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars.  However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen. These contracts are used to reduce the Company’s risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying contracts.  The Company does not engage in foreign currency speculation.  At October 31, 2001, the Company had no foreign exchange contracts outstanding.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See Part IV, Item 14 of this Form 10-K.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Information required under this item with respect to directors is contained in the section “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on March 19, 2002 (the “2002 Proxy Statement”), a definitive copy of which will be filed within 120 days of October 31, 2001 and is incorporated herein by reference.

                Information concerning executive officers and other key members of management is set forth in the Section entitled “Executive Officers of the Company” in Part I, Item 1 of this Form 10-K pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

                Information required under this item is contained in the section entitled “Executive Compensation and Other Information,” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Information required under this item is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2002 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                None

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                (a)           Documents filed as Part of this Report

(1)                                  FINANCIAL STATEMENTS.  The following financial statements of the Company are hereby included in this Form 10-K.

(2)                                  FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED OCTOBER 31, 2001.

VIII. Valuation and Qualifying Accounts

                All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

                (b)           Reports on Form 8-K

                                There were no Reports on Form 8-K filed during the fourth quarter of the year ended October 31, 2001.

                (c)           Listing of Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of 1996 Form 10-K
3.2	By-Laws of Registrant (incorporated by reference to Exhibit 3.2 of 1996 Form 10-K
4.1

Preferred Stock Purchase Rights Agreement, as amended (incorporated by reference to Exhibit 1 to June 17, 1999 Registration Statement on Form 8-A as amended by Exhibit 1 to October 19, 1999 Amendment No. 1 to Registration Statement on Form 8-A/A)

10.1	Employment Agreement with Joseph C. Christenson dated as of May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)
10.2	Employment Agreement with Arye Malek dated as of May 1, 1990 (incorporated by reference from Exhibit 10.7 to May 15, 1996 Form S-2)
10.3*	PPT VISION, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)
10.4*	PPT VISION, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)
10.5*	PPT VISION, Inc. 2000 Stock Option Plan (incorporated by reference to Form S-8 dated June 15, 2000, File No. 333-39344)
10.6	Lease Agreement dated July 17, 1998 for facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.7 of 1999 Form 10-K)
10.7	First Amendment of Lease dated October 16, 1999 for Facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.8 of 1999 Form 10-K)
21	The Company has no subsidiaries
23	Consent of PricewaterhouseCoopers LLP

*Indicates compensatory plan

SIGNATURES

                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, Inc.

Dated: January 31, 2002	By:	/s/ Joseph C. Christenson
Joseph C. Christenson

(Principal Executive Officer

and Principal Accounting Officer)

Signatures and Power of Attorney

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated.  Each person whose signature appears below constitutes and appoints Joseph C. Christenson as his true and lawful attorney-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Dated: January 31, 2002	/s/ Joseph C. Christenson
Joseph C. Christenson,
(Principal Executive Officer
and Principal Accounting Officer)

Dated: January 31, 2002	/s/ Robert W. Heller, Director
Robert W. Heller, Director

Dated: January 31, 2002	/s/ David C. Malmberg, Director
David C. Malmberg, Director

Dated: January 31, 2002	/s/ Peter R. Peterson, Director
Peter R. Peterson, Director

Dated: January 31, 2002	/s/ Benno G. Sand, Director
/s/ Benno G. Sand, Director

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of PPT VISION, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PPT VISION, Inc. at October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these the financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, MN

December 14, 2001

PPT VISION, INC.

INCOME STATEMENTS

	YEAR ENDED OCTOBER 31,
	2001	2000	1999
Net revenues	$13,326,000	$18,272,000	$11,325,000
Cost of sales	6,566,000	8,162,000	5,150,000
Gross profit	6,760,000	10,110,000	6,175,000

Expenses:
Selling	4,408,000	4,710,000	4,456,000
General and administrative	2,192,000	2,511,000	2,535,000
Research and development	4,963,000	5,327,000	4,524,000
Non-recurring charges	217,000	1,700,000	1,481,000
Total expenses	11,780,000	14,248,000	12,996,000

Loss from operations	(5,020,000)	(4,138,000)	(6,821,000)
Interest income	72,000	424,000	715,000
Other income, net	105,000	116,000	22,000

Loss before income taxes	(4,843,000)	(3,598,000)	(6,084,000)
Income tax benefit (expense)	--	--	(1,650,000)
Net income (loss)	$(4,843,000)	$(3,598,000)	$(7,734,000)

Net income (loss) per share:
Basic	$(0.88)	$(0.67)	$(1.43)
Diluted	$(0.88)	$(0.67)	$(1.43)

Weighted average shares outstanding:
Basic	5,492,000	5,346,000	5,398,000
Diluted	5,492,000	5,346,000	5,398,000

The accompanying notes are an integral part of the financial statements

PPT VISION, INC.

BALANCE SHEETS

	OCTOBER 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$2,805,000	$1,818,000
Restricted cash	--	400,000
Investments	502,000	3,072,000
Accounts receivable, net	2,175,000	5,202,000
Inventories, net	2,592,000	2,890,000
Other current assets	228,000	325,000
Total current assets	8,302,000	13,707,000
Fixed assets, net	2,116,000	2,464,000
Intangible assets, net	2,885,000	3,188,000
Other assets	53,000	53,000

Total assets	$13,356,000	$19,412,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$494,000	$1,553,000
Accrued expenses	478,000	705,000
Deferred revenue	286,000	283,000
Total current liabilities	1,258,000	2,541,000

Commitments and contingencies

Shareholders’ equity
Preferred stock $.10 par value; authorized 10,000,000 shares, none outstanding Common stock $.10 par value; authorized 10,000,000 shares; issued and outstanding 5,512,118 and 5,479,782	551,000	548,000
Capital in excess of par value	30,117,000	30,062,000
Accumulated (deficit)	(18,582,000)	(13,739,000)
Accumulated other comprehensive income	12,000	--
Total shareholders’ equity	12,098,000	16,871,000

Total liabilities and shareholders’ equity	$13,356,000	$19,412,000

The accompanying notes are an integral part of the financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED OCTOBER 31,
	2001	2000	1999
Net income (loss)	$(4,843,000)	$(3,598,000)	$(7,734,000)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,404,000	1,189,000	1,093,000
Deferred rent	--	--	(102,000)
Deferred income tax benefit	--	--	(586,000)
Deferred income tax valuation allowance	--	--	2,274,000
Loss on disposal of fixed assets and other assets	--	--	964,000
Accrued interest income	2,000	59,000	27,000
Realized gain (loss) on sales of investments	74,000	1,000	(14,000)
Change in assets and liabilities:
Accounts receivable	3,027,000	(1,911,000)	(484,000)
Inventories	298,000	(699,000)	(184,000)
Other assets	97,000	(34,000)	49,000
Restricted cash	400,000	(400,000)	--
Accounts payable	(1,059,000)	182,000	428,000
Accrued expenses	(227,000)	(598,000)	944,000
Deferred revenue	3,000	283,000	--

Total adjustments	4,019,000	(1,928,000)	4,409,000

Net cash provided by (used in)
Operating activities	(824,000)	(5,526,000)	(3,325,000)

Cash flows from investing activities:
Purchase of fixed assets	(676,000)	(1,060,000)	(1,877,000)
Purchase of investments	--	(2,643,000)	(10,590,000)
Sales and maturities of investments	2,506,000	7,797,000	17,238,000
Net investment in other long term assets	(77,000)	(107,000)	(416,000)

Net cash provided by (used in)
Investing activities	1,753,000	3,987,000	4,355,000

Cash flows from financing activities:
Proceeds from issuance of common stock	58,000	1,222,000	368,000
Repurchases of common stock	--	--	(1,249,000)

Net cash provided by (used in)
Financing activities	58,000	1,222,000	(881,000)

Net increase (decrease) in cash and cash equivalents	987,000	(317,000)	149,000
Cash and cash equivalents at beginning of year	1,818,000	2,135,000	1,986,000

Cash and cash equivalents at end of year	$2,805,000	$1,818,000	$2,135,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income tax	$--	$--	$--
Interest	$--	$--	$--

The accompanying notes are an integral part of the financial statements

PPT VISION, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED (DEFICIT)	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT

October 31, 1998	5,440,583	$544,000	$29,725,000	$9,000	$(2,407,000)	$27,871,000
Stock issued through the exercise of stock options	90,093	10,000	274,000			284,000
Stock issued through the employee stock purchase plan	21,099	2,000	82,000			84,000
Stock repurchased	(295,500)	(30,000)	(1,219,000)			(1,249,000)
Comprehensive loss:
Net loss					(7,734,000)	(7,734,000)
Unrealized loss on investments				(85,000)		(85,000)
Total Comprehensive Loss						(7,819,000)

October 31, 1999	5,256,275	526,000	28,862,000	(76,000)	(10,141,000)	19,171,000
Stock issued through the exercise of stock options	19,275	2,000	69,000			71,000
Stock issued through the employee stock purchase plan	34,232	3,000	128,000			131,000
Issuance of common stock	170,000	17,000	1,003,000			1,020,000
Comprehensive loss:
Net loss					(3,598,000)	(3,598,000)
Unrealized gain on investments				76,000		76,000
Total Comprehensive Loss						(3,522,000)

October 31, 2000	5,479,782	548,000	30,062,000	--	(13,739,000)	16,871,000
Stock issued through the exercise of stock options
Stock issued through the employee stock purchase plan	32,336	3,000	55,000			58,000
Stock repurchased
Comprehensive loss:
Net loss					(4,843,000)	(4,843,000)
Unrealized gain on investments				12,000		12,000
Total Comprehensive Loss						(4,831,000)

October 31, 2001	5,512,118	$551,000	$30,117,000	$12,000	$(18,582,000)	$12,098,000

The accompanying notes are an integral part of the financial statements

PPT VISION, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND OPERATIONS

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries. The Company’s SpeedScan 3DTM sensor, incorporating the Company’s patented high-speed Scanning Moiré InterferometryTM technology is sold to original equipment manufacturers for specific applications. The Company’s PPT861TM 3D scanning system, which uses the Company’s SpeedScan 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

Although the Company had $2.8 million in cash and cash equivalents and positive working capital of $7.0 million at October 31, 2001, the Company believes that the continuing slowdown in its core markets will require it to raise additional debt or equity during the current fiscal year to strengthen its working capital position.  The Company is currently exploring alternatives for raising additional capital.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.

RESTRICTED CASH

Restricted cash consisted of an investment in a certificate of deposit used as collateral against certain outstanding forward foreign exchange contracts at October 31, 2000.  There was no restricted cash at October 31, 2001.

INVESTMENT SECURITIES

Investment securities with original maturities greater than three months are stated at market values as provided by a third party service organization, and are categorized as available-for-sale debt securities.  Changes in unrealized gains or losses on investment securities are recorded as other comprehensive income.

ACCOUNTS RECEIVABLE

Accounts receivable are shown net of allowance for doubtful accounts of $108,000 at October 31, 2001, and $100,000 at October 31, 2000.

INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (“FIFO”) basis.  As of October 31, inventories consist of the following:

	2001	2000
Manufactured and purchased parts	$2,126,000	$2,615,000
Work-in-process	436,000	275,000
Finished goods	30,000	--

Totals	$2,592,000	$2,890,000

The Company does not maintain a finished goods inventory for expected orders.  The Company builds finished systems only when a firm sales order is in place for the purchase of a system.  During the final month of the Company’s fiscal 2000 fourth quarter, all completed systems were shipped to customers resulting in no finished goods on hand at the end of fiscal 2000.  The finished goods on hand at the end of fiscal 2001 were consignment inventory.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

FORWARD FOREIGN EXCHANGE CONTRACTS

Effective November 1, 2000, the Company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are recognized periodically in either income or shareholders' equity (as a component of other comprehensive income).  There was no transition adjustment upon adoption by the Company of SFAS No. 133 as the Company was already carrying the forward contracts at a value that approximated fair value.

As part of the Company's risk management programs, the Company formerly entered into forward exchange contracts during fiscal 2000. The Company used forward exchange contracts to hedge against the currency risk associated with firmly committed Japanese yen transactions. In accordance with SFAS No. 133, the forward exchange contracts were recognized as cash flow hedges at fair value with the gain or loss on the contracts being deferred in other comprehensive income. At October 31, 2000, the fair value of the contract was approximately $34,500.  The fair value was determined by taking the difference in the spot rates at the time that the contracts were entered into and at the balance sheet date times the notional amounts of the contracts. The results approximated what the fair values would have been if discounted future cash flows would have been calculated using changes in the forward contract rates rather than using the spot rates.  During fiscal 2001, the firmly committed Japanese yen transactions and the forward exchange contracts were settled.  No gains or losses were recognized in earnings for the fiscal year ended October 31, 2001 as the hedges were 100% effective.  At October 31, 2001, the Company had no foreign exchange contracts outstanding.

The Company has not and does not hold or issue derivative financial instruments for trading purposes.

INTANGIBLE ASSETS

Intangible assets at October 31, 2001 and October 31, 2000, consisted of the following:

	2001	2000

Patent and trademark	$3,615,000	$3,538,000
Less accumulated amortization	(730,000)	(350,000)
Total intangible assets	$2,885,000	$3,188,000

The patent and trademark balance of $3,615,000 as of October 31, 2001 includes $3,041,000 which represents the cost to acquire United States Patent No. 5,646,733, (“Scanning Phase Measurement Method and System for an Object at a Vision Station”) which was purchased from a third party company in fiscal year 1998.  Patent and trademark costs are amortized over five to ten years.  The Company commenced amortizing Patent No. 5,646,733 in June 2000 in conjunction with the shipment of production product utilizing the underlying technology.  The Company has recorded $447,000 of amortization expense related to Patent No. 5,656,733 as of October 31, 2001.

OTHER ASSETS

Other assets at October 31, 2001 and October 31, 2000, represent an investment of $53,000 in a related party, which consisted of common stock ownership of Electro-Sensors, Inc.  The Company has held the shares since 1997.  The shares were acquired in exchange for certain patents held by the Company.  The percentage ownership is less than 1% of Electro-Sensor, Inc. outstanding common stock.  There are no commitments or obligations associated with this investment.  There are also no intercompany transactions between Electro-Sensors, Inc. and the Company.

FIXED ASSETS

Fixed assets consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31, furniture, fixtures and equipment consisted of the following:

	2001	2000

Equipment	$6,694,000	$6,071,000
Furniture and fixtures	972,000	918,000
	7,666,000	6,989,000
Less accumulated depreciation	(5,550,000)	(4,525,000)
Total fixed assets	$2,116,000	$2,464,000

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

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidance to further supplement SAB 101.  The Company adopted SAB 101 in the fourth quarter of fiscal 2001. The implementation of SAB No. 101 did not change the Company's revenues or revenue recognition policy.

The Company records sales revenue upon shipment to the customer as the terms are generally FOB shipping point and the Company has no significant remaining obligations.  The Company also recognizes revenue shipped to distributors upon shipment, as contracts with distributors do not include any right of return and pricing is fixed at the time of sale.  In certain cases, installation is performed by the Company and the related revenue is recognized as the installation is completed.

DEFERRED REVENUE

Deferred revenue results from amounts collected from customers in advance of shipment of systems or in advance of performing services related to the installation of the Company’s product.  The Company recognizes revenue as systems are shipped or as services are performed, as this is when significant risks and rewards of ownership have transferred to the buyer.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  Under the asset and liability method prescribed in SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

EARNINGS PER SHARE

Basic earnings per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the fiscal reporting periods.

	2001	2000	1999
Net income (loss)	$(4,843,000)	$(3,598,000)	$(7,734,000)
Weighted average shares outstanding – basic	5,492,000	5,346,000	5,398,000
Dilutive effect of stock options	--	--	--
Weighted average shares outstanding – diluted	5,492,000	5,346,000	5,398,000
Basic earnings (loss) per share	$(0.88)	$(0.67)	$(1.43)
Diluted earnings (loss) per share	$(0.88)	$(0.67)	$(1.43)

At October 31, 2001, 2000 and 1999, options to purchase 740,000, 788,000 and 647,000, respectively, and warrants to purchase 25,000 shares of the Company's common stock were not included in the calculation of diluted earnings per share.  As the Company had a net loss, the inclusion of the aforementioned shares would have been anti-dilutive.

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

STOCK OPTIONS

The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” regarding disclosure of proforma information for stock compensation.  As permitted by Statement No. 123, the Company measures compensation cost using the methods described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

RECLASSIFICATIONS

Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform with the 2001 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141, which requires the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives.  Management believes that the adoption of SFAS No. 141 and SFAS No. 142 will have no impact on the Company’s financial position or results of operations.

In July 2001, the FASB also issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which provides accounting requirements for retirement obligations associated with tangible long-lived assets.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  Management believes the adoption of SFAS No. 143 will not have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”), and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  Management believes the adoption of SFAS No. 143 will not have a material impact on the Company’s financial position or results of operations.

Note 3:  NON-RECURRING CHARGES

During fiscal 2001 the Company had non-recurring expenses of $217,000 incurred in connection with the Company's efforts to reduce operating expenses.  These charges represent severance payments and related costs associated with a reduction in the employment force of 21 positions.

During fiscal 2000, the Company had non-recurring legal costs and expenses of $1,700,000 incurred in connection with the Company’s defense and settlement of the patent infringement lawsuit brought by National Instruments Corporation and the Company’s defense and settlement of the breach of contract lawsuit brought by Integrated Electronic Technologies.  Both lawsuits were settled during the third quarter of fiscal 2000.

In the fourth quarter of fiscal 1999, the Company recorded a one-time charge of $1,481,000 for the write-down of assets associated with the discontinuation of certain new product development initiatives.  As a result, $953,000 of equipment was determined to no longer have alternative future uses.  In addition, a settlement for $360,000 was made with a vendor to terminate a purchase order for equipment that would have been used for the discontinued product line.  This $360,000 was included in accrued liabilities at October 31, 1999, and was paid in fiscal 2000.  Also included in the one-time charge was a capitalized software write-off of $168,000.  This amount was written off during fiscal 1999 because the Company had no current or future plans to finalize the software project and the Company was beginning to explore other similar third party product alternatives.

NOTE 4:  CUSTOMER INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

During 2001, revenue from one customer accounted for 22% of net revenues and revenue from one other customer accounted for 11% of revenues.  During 2000, revenue from one customer accounted for 17% of net revenues and revenue from one other customer accounted for 12% of net revenues.  During 1999 revenue from two customers accounted for 27% and 13% of net revenues, respectively.

At October 31, 2001, two customers accounted for 22% and 11% of total accounts receivable, respectively. At October 31, 2000, one customer accounted for 13% of total accounts receivable.

CUSTOMER GEOGRAPHIC DATA

North American and export sales as a percentage of net revenues at October 31 are as follows:

	2001	2000	1999
United States	45%	52%	74%
Europe and Canada	13%	12%	13%
Asia-Pacific	40%	31%	12%
South America	2%	5%	1%

NOTE 5:  ACCRUED EXPENSES

                Accrued expenses at October 31, include:

	2001	2000
Vacation	$53,000	$20,000
Employee stock purchase plan payroll deductions	69,000	83,000
Accrued compensation	13,000	53,000
Sales and uses taxes payable	96,000	101,000
Severance costs	52,000	159,000
Other	195,000	289,000
Total	$478,000	$705,000

NOTE 6:  COMMON STOCK OPTIONS AND WARRANTS

Under the Company’s 2000 Stock Option Plan, 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 1,600,000 shares of common stock to employees and directors.  Options are granted at the fair market value on the date of grant.  The granting of options and their vesting is within the discretion of the Company’s Board of Directors.

A summary of stock options issued and outstanding under these plans is as follows:

	Employee Stock Options
	Number	Weighted Average Option Price
Balance at October 31, 1998	523,950		$6.15
Granted	269,850		$4.11
Exercised	(95,875)		$3.24
Forfeited	(26,500)		$6.79

Balance at October 31, 1999	671,425		$5.78
Granted	274,650		$4.23
Exercised	(19,275)		$3.67
Forfeited	(138,500)		$5.89

Balance at October 31, 2000	788,300		$5.25
Granted	144,900		$2.38
Exercised	---	$	---
Forfeited	(193,432)		$4.33

Balance at October 31, 2001	739,768		$4.97

As of October 31, 2001:
Price Range of Outstanding Options
Options	$2.13-$12.00
Expiration dates	2001-2008
Options exercisable	479,803

The estimated weighted average grant-date fair value of stock options granted is as follows:  2001 – $1.76, 2000 – $2.56, and 1999 – $2.21.

The Company accounts for stock options and other equity instruments in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” was issued in October 1995.  SFAS No. 123 establishes a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method.  However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made.  Had the Company’s stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of SFAS No. 123, the Company’s net income (loss) and earnings per share (loss) for fiscal years 2001, 2000 and 1999 would have been adjusted to the pro forma amount indicated below:

Fiscal Year Ended October 31,		2001	2000	1999
Net income (loss)	As reported	$(4,843,000)	$(3,598,000)	$(7,734,000)
	Pro forma	$(5,303,000)	$(4,198,000)	$(8,323,000)
Basic and diluted earnings (loss) per share	As reported	$(0.88)	$(0.67)	$(1.43)
	Pro forma	$(0.97)	$(0.79)	$(1.54)

The following table summarizes stock options outstanding and exercisable at October 31, 2001.

Outstanding			Exercisable
Exercise Price Range	Options	Weighted Average Contractual Life Remaining	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$2.13 - $3.34	77,050	6.36	$2.55	7,550	$3.24
$3.56 - $3.88	270,084	5.03	$3.73	180,265	$3.80
$3.91 - $6.88	373,084	3.70	$6.17	272,438	$6.56
$6.94 - $8.69	14,300	2.93	$7.35	14,300	$7.35
$9.63 - $12.00	5,250	1.82	$11.66	5,250	$11.66
	739,768	4.43	$4.97	479,803	$5.55

The fair value of options granted under the Company’s fixed stock option plans during fiscal 2001, 2000 and 1999 was estimated on the dates of grant using the Black-Scholes options-pricing model.  The assumptions for the fiscal periods ending October 31, were as follows:

Fiscal Year Ended October 31,	2001	2000	1999
Risk free interest rates	4.20%	5.13%	6.21%
Expected life	6.0	6.0	6.0
Expected volatility	85%	59%	47%
Expected dividends	0%	0%	0%

Pro forma compensation cost related to shares purchased under the Company’s Employee Stock Purchase Plan is measured based on the discount from market value.

In September of 1997, the Company issued a warrant to purchase 25,000 shares of common stock with an exercise price of $12.00 and an expiration date of September of 2004.

NOTE 7:  EMPLOYEE STOCK PURCHASE PLAN

In March 2000, shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the “2000 Plan”) to replace the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which by its terms expired during 2000. The 2000 Plan provides for the purchase of up to 150,000 shares of common stock during a five year annual offering period beginning June 1, 2000.  Under the terms of the 2000 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each annual offering period.  The 1995 Plan had similar provisions.

The first phase of the 2000 Plan began on June 1, 2000 and employees were granted the right to purchase 53,354 shares at $3.88 per share.  The first phase of the 2000 Plan ended on May 31, 2001 and employees purchased 32,336 shares at $1.81 per share.  The second phase of the 2000 Plan began on June 1, 2001 and employees were granted the right to purchase 53,354 shares at $3.88 per share.

NOTE 8:  SHAREHOLDER RIGHTS PLAN

On June 2, 1999, the Company adopted a Shareholder Rights Plan (the “Rights Plan”) designed to deter coercive or unfair takeover tactics and to prevent a person or a group from gaining control of the Company without offering a fair price to all shareholders.  Under the terms of the Rights Plan, a dividend distribution of one Preferred Stock Purchase Right (“Right”) for each outstanding share of the Company’s common stock was made to holders of record on June 22, 1999.  These Rights entitle the holder to purchase one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock (“Preferred Stock”) at an exercise price of $28.  The Rights become exercisable (a) 10 days after a public announcement that a person or group has acquired shares representing 20% or more of the outstanding shares of common stock, or (b) 10 business days following commencement of a tender or exchange offer for 20% or more of such outstanding shares of common stock.  The Company can redeem the Rights for $0.001 per Right at any time prior to their becoming exercisable.  The Rights expire on June 2, 2009, unless redeemed earlier by the Company.  Under certain circumstances, if a person or group acquires 20% or more of the Company’s common stock, the Rights permit shareholders other than the acquirer to purchase common stock having a market value of twice the exercise price of the Rights.  In addition, in the event of certain business combinations, the Rights permit shareholders to purchase the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in both cases.

On October 13, 1999, the Company amended the terms of the Rights Plan to enable a certain member of the Board of Directors of the Company to purchase up to 30% of the common stock of the Company without being deemed an “Acquiring Person” within the meaning of the Rights Agreement.

NOTE 9:  OPERATING LEASES

The Company leases facilities and equipment under non-cancelable operating lease agreements.  Rent expense was $762,000, $729,000, and $450,000 in 2001, 2000, and 1999 respectively.  Minimum future rental payments due under non-cancelable operating lease agreements are as follows:

2002	$1,105,000
2003	1,066,000
2004	1,026,000
2005	1,025,000
2006	961,000
Thereafter	2,229,000
Total	$7,412,000

NOTE 10:  EMPLOYEE SAVINGS PLAN

The Company provides a supplementary retirement savings plan which is structured in accordance with Section 401(k) of the Internal Revenue Code.  Employees eligible for the Plan may contribute from one to fifteen percent of their monthly earnings on a pre-tax basis, subject to annual contribution limitations.  The Company currently makes matching contributions of one dollar for each dollar contributed by each Plan participant up to a maximum of $500 annually.  For fiscal year 2002 the match is $500.

The Company’s contributions under this program were approximately $188,000, $199,000, and $184,000 for the years ended October 31, 2001, 2000, and 1999, respectively.

NOTE 11:  INCOME TAXES

The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes for the fiscal periods ended October 31, as follows:

	2001	2000	1999
Expected tax provision (benefit) at statutory rate	$(1,643,000)	$(1,223,000)	$(2,068,000)
State income tax provision, net of Federal tax effect	(191,000)	(142,000)	(241,000)
Permanent differences	7,000	7,000	5,000
Tax credits and other	(87,000)	110,000	(408,000)
Increase in valuation allowance	1,914,000	1,248,000	4,362,000
Total income tax expense (benefit)	$--	$--	$1,650,000

Deferred tax assets (liabilities) are comprised of the following at October 31:

	YEAR ENDED OCTOBER 31,
	2001	2000

Depreciation	$141,000	$92,000
Deferred rent	--	--
Other	26,000	94,000
Net operating loss carryforwards	6,062,000	4,355,000
Income tax credits	1,205,000	978,000

Total deferred tax assets before valuation allowance	7,434,000	5,519,000

Less valuation allowance	(7,434,000)	(5,519,000)

Net deferred tax asset	$--	$--

At October 31, 2001, the Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $17.8 million and $0.9 million, respectively.  These carryforwards expire in the years ending October 31, 2002 through October 31, 2021.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period.  Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

NOTE 12:  QUARTERLY FINANCIAL INFORMATION – UNAUDITED—in thousands

	Net Sales			Gross Profit			Net Income (Loss)			Basic and Diluted Earnings (Loss) Per Share
Quarter	2001	2000	% Change	2001	2000	% Change	2001	2000	% Change	2001	2000	% Change

First	$4,801	$4,107	16.9%	$2,562	$2,330	10.0%	$(446)	$(541)	17.6%	$(0.08)	$(0.10)	20.0%

Second	4,438	4,125	7.6%	2,381	2,306	3.3%	(597)	(705)	15.3%	(0.11)	(0.13)	15.4%

Third	2,009	4,714	(57.4)%	890	2,651	(66.4)%	(2,049)	(1,648)	(24.3)%	(0.37)	(0.31)	(19.4)%

Fourth	2,078	5,326	(61.0)%	927	2,823	(67.2)%	(1,751)	(704)	(148.9)%	(0.32)	(0.13)	(146.2)%

Total	$13,326	$18,272	(27.1)%	$6,760	$10,110	(33.1)%	$(4,843)	$(3,598)	(34.6)%	$(0.88)	$(0.67)	(31.3)%

SCHEDULE VIII

Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions and Write-offs	Balance at End of Period
Year Ended October 31, 1999	$29,000	$101,000	$(56,000)	$74,000
Year Ended October 31, 2000	$74,000	$89,000	$(63,000)	$100,000
Year Ended October 31, 2001	$100,000	$40,000	$(32,000)	$108,000

Reserve for Obsolete Inventory:

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions	Balance at End of Period
Year Ended October 31, 1999	$19,000	$195,000	--	$214,000
Year Ended October 31, 2000	$214,000	$155,000	$(197,000)	$172,000
Year Ended October 31, 2001	$172,000	$207,000	$(268,000)	$111,000