Form 10-Q
period 2002-01-31
PPT VISION INC
filed 2002-03-11
CIK 704460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 31, 2002

Commission File Number 0-11518

PPT VISION, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1413345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12988 Valley View Road	Eden Prairie, Minnesota 55344
(Address of principal executive offices)	(Zip Code)

(952) 996-9500

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at March 11, 2002: 5,512,118

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	January 31, 2002	October 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$2,242,000	$2,805,000
Restricted cash	—	—
Investments	—	502,000
Accounts receivable, net	1,573,000	2,175,000
Inventories:
Manufactured and purchased parts	2,549,000	2,126,000
Work-in-process	238,000	436,000
Finished goods	32,000	30,000
Inventories, net	2,819,000	2,592,000
Other current assets	236,000	228,000
Total current assets	6,870,000	8,302,000

Fixed assets, net	1,936,000	2,116,000
Intangible assets, net	2,795,000	2,885,000
Other assets	53,000	53,000

Total assets	$11,654,000	$13,356,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,102,000	$972,000
Deferred revenue	45,000	286,000
Total current liabilities	1,147,000	1,258,000

Shareholders’ equity:
Common stock	551,000	551,000
Capital in excess of par value	30,117,000	30,117,000
Accumulated deficit	(20,161,000)	(18,582,000)
Accumulated other comprehensive income (loss)	—	12,000
Total shareholders’ equity	10,507,000	12,098,000

Total liabilities and shareholders’ equity	$11,654,000	$13,356,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended
	January 31,
	2002	2001
Net revenues	$1,656,000	$4,801,000
Cost of sales	935,000	2,239,000
Gross profit	721,000	2,562,000

Expenses:
Sales and marketing	826,000	1,181,000
General and administrative	413,000	623,000
Research and development	1,093,000	1,261,000
Non-recurring charges	—	—
Total expenses	2,332,000	3,065,000

Loss from operations	(1,611,000)	(503,000)

Interest and other income	31,000	57,000

Net loss before taxes	(1,580,000)	(446,000)
Income tax expense (benefit)	—	—
Net loss	$(1,580,000)	$(446,000)
Per share data:
Common shares outstanding	5,512,000	5,480,000
Common and common equivalent shares outstanding	5,512,000	5,480,000
Basic loss per share	$(0.29)	$(0.08)
Diluted loss per share	$(0.29)	$(0.08)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	January 31, 2002	January 31, 2001
Net loss	$(1,580,000)	$(446,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	345,000	355,000
Accrued interest income	—	84,000
Realized gain (loss) on sale of investments	(8,000)	—
Change in assets and liabilities
Accounts receivable	602,000	878,000
Inventories	(227,000)	(145,000)
Other assets	(10,000)	(309,000)
Accounts payable and accrued expenses	130,000	(593,000)
Deferred revenue	(240,000)	(59,000)
Total adjustments	592,000	211,000
Net cash provided by (used in) operating activities	(988,000)	(235,000)

Cash flows from investing activities:
Purchase of fixed assets	(69,000)	(158,000)
Purchase of investments	—	—
Sales and maturities of investments	500,000	—
Net investment in other long-term assets	(6,000)	(23,000)
Net cash provided by (used in) investing activities	425,000	(181,000)

Cash flows from financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(563,000)	(416,000)

Cash and cash equivalents at beginning of year	2,805,000	1,818,000
Cash and cash equivalents at end of period	$2,242,000	$1,402,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

January 31, 2002

NOTE A — DESCRIPTION OF BUSINESS

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.  The Company’s SpeedScan™ 3D sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™  technology, is sold to original equipment manufacturers for specific applications.  The Company’s PPT861™ 3D scanning system, which uses the Company’s SpeedScan™ 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.  The Company’s Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PPTV.  For more information, please see the PPT VISION, Inc. web site at www.pptvision.com.

NOTE B — BASIS OF PRESENTATION

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

The Balance Sheet at October 31, 2001 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2001 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2001.

NOTE C — COMPREHENSIVE LOSS

	Three Months Ended
	January 31,
	2002	2001

Net loss	$(1,580,000)	$(446,000)
Other comprehensive loss:
Unrealized (loss)gain on derivative transactions	—	12,000
Change in unrealized value of investments, net	(12,000)	—

Total comprehensive loss	$(1,592,000)	$(434,000)

NOTE D — FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Effective November 1, 2000, the Company adopted SFAS No. 133 - “Accounting for Derivative Instruments and Hedging Activities” which requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of other comprehensive income).

As part of the Company’s risk management programs, the Company entered into forward exchange contracts during fiscal 2000. The Company used forward exchange contracts to hedge against the currency risk associated with firmly committed Japanese Yen transactions.  In accordance with SFAS No. 133, the forward exchange contracts were recognized as cash flow hedges at fair value with the gain or loss on the contracts being deferred in other comprehensive income. During fiscal 2001, the firmly committed Japanese yen transaction and the forward exchange contracts were settled.  At January 31, 2002, the Company had no foreign exchange contracts outstanding.

The Company does not engage in foreign currency speculation.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based on the Company’s accompanying unaudited condensed financial statements, which have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting period.  Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates.

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its consolidated financial statements to be:

•                  revenue recognition;

•                  estimating valuation allowances, specifically the allowance for doubtful accounts; and

•                  valuation and useful lives of long-lived and intangible assets.

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

Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age and considering specific factors about the individual customer’s financial condition.  When it is deemed probable that a customer account is uncollectible, that balance is added to the reserve.  Actual results could differ from these estimates under different assumptions.

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

Results of Operations

Net revenues decreased 66% to $1,656,000 for the three-month period ended January 31, 2002, compared to net revenues of $4,801,000 for the same period in fiscal 2001.  Unit sales of the Company’s machine vision systems decreased to 49 for the first quarter of fiscal 2002 versus 284 for the same period in fiscal 2001.  The decrease in the number of units sold during the quarter is attributed to the economic slowdown in the Company’s core markets, primarily electronic component manufacturing.

Sales to customers outside the United States represented 39% of gross revenues for the first three-months of fiscal 2002, compared to 53% for the same period in fiscal 2001.

The Company’s visibility regarding revenue results for the next several quarters is currently very limited.  Several of the Company’s largest customers who drove record levels of revenues in first half of 2001 have substantially cut back capital spending.  Thus, it is possible that revenues in the next three quarters of fiscal year 2002 will be substantially below prior year periods.  This is primarily a result of lower order levels reflective of a slowdown in capital spending in the electronics manufacturing sector of the global economy.  While the Company has seen several encouraging developments recently with respect to an increase in business activity and improvements in manufacturing related economic indicators, such as the February ISM index, which management believes will translate into improved operating results in the quarters ahead, the timing and magnitude of these improvements is not precisely determinable.

Gross profit decreased 72% to $721,000 for the three-month period ended January 31, 2002, compared to $2,562,000 for the same period in fiscal 2001.  As a percentage of net revenues, the gross profit for the first quarter of fiscal 2002 decreased to 44% compared to 53% in the same period in fiscal 2001.  The decrease in gross profit in absolute dollars and on a percentage basis for the three-month period ended January 31, 2002 is attributed to the decrease in net revenues and the application of fixed manufacturing overhead expenses across a lower volume of shipments.

Sales and marketing expenses decreased 30% to $826,000 for the three-month period ended January 31, 2002, compared to $1,181,000 for the same period in fiscal 2001.  As a percentage of net revenues, sales and marketing expenses increased to 50% for the first quarter of fiscal 2002 compared to 25% for the same period in fiscal 2001.  The large increase in expenses as a percentage of net revenues for the three-month period ended January 31, 2002 is attributed to the decrease in net revenues.  Also contributing to this increase is the decrease in international revenues which typically have a lower cost of selling resulting from the Company’s use of international distributors.  The Company expects sales and marketing expenses in absolute dollars to stay relatively the same during the second quarter of fiscal 2002 as a continuing result of the cost reduction measures implemented in fiscal 2001.  Additionally, any corresponding increase or decline in sales and marketing expenditures beyond this current expectation will be driven by the level of net revenues achieved in fiscal 2002.

General and administrative expenses decreased 34% to $413,000 for the three-month period ended January 31, 2002, compared to $624,000 for the same period in fiscal 2001.  As a percentage of net revenues, general and administrative expenses increased to 25% for the first quarter of fiscal 2002 versus 13% for the same period in fiscal 2001.  The Company expects general and administrative expenses to stay relatively the same during the second quarter of fiscal 2002 as a continuing result of the cost reduction measures implemented in fiscal 2001.

Research and development expenses decreased 13% to $1,093,000 for the three-month period ended January 31, 2002, compared to $1,261,000 for the same period in fiscal 2001.  As a percentage of net revenues, research and development expenses increased to 66% for the first quarter of fiscal 2002, compared to 26% for the first quarter of fiscal 2001.

Interest income decreased 62% to $19,000 for the three-month period ended January 31, 2002, compared to $50,000 for the same period in fiscal 2001.  The decrease in interest income for the first quarter of fiscal 2002 is related to a reduction in the balances in cash and cash equivalents and investments.

The Company did not record an income tax benefit or expense for either of the first three-months ended January 31, 2002 or the three-month period ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Due to its continuing losses, the Company has been using its existing cash and cash equivalents to fund the shortfall in cash generated from its operating activities.  The Company believes it will be necessary for it to raise additional funds to satisfy its working capital and capital resource needs in the near term and is currently evaluating several sources of financing.  These sources include the possible sale of stock to existing shareholders, a broad based public stock offering and a private placement of stock to individual or institutional investors.  The Company is also exploring customer and vendor financing, customer-sponsored research and development projects, and financial institution and private borrowings.

The Company believes that it will be able to raise sufficient funds through these sources so that, taken together with the reduction in operating costs achieved from the Company’s 2001 cost-reduction measures, the Company will be able to meet its working capital and capital resource obligations through the next twelve months.   In the event its current revenue expectations worsen, however, the Company may need to implement further cost reduction measures.

As of January 31, 2002 , the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  Minimum future rental payment obligations are approximately $1.0 million annually.

Working capital decreased to $5,723,000 at January 31, 2002 from $7,044,000 at October 31, 2001.  The Company financed its operations during the first three months of fiscal 2002 through internally generated cash flow and existing cash and cash equivalents.  Net cash used in operating activities during the first three months of fiscal 2002 was $988,000.  Accounts receivable decreased $602,000 primarily due to lower sequential net revenues and strong collections realized during the first quarter of fiscal 2002.  Inventories increased $227,000 during the first three months of fiscal 2002 due to the purchase of inventory items with extended delivery lead times and purchase order commitments.  Accounts payable and accrued expenses increased by $130,000.  The increase in accounts payable and accrued expenses primarily results from the Company’s increase in inventory which was received near the end of the first quarter of fiscal 2002.

Net cash provided by investing activities was $425,000, primarily due to the maturity of investments.  During the first quarter ending January 31, 2002 fixed asset additions totaled $69,000 in comparison with $158,000 in fixed asset additions realized for the same period in fiscal 2001.  These fixed asset additions were primarily one-time purchases of computer equipment and software for a specific new product development program.  Fixed asset additions in the second quarter of fiscal 2002 are expected to be at levels comparable with the first fiscal 2002.

The Company incurred a net loss of $1,580,000 for the quarter ended January 31, 2002, and has an accumulated deficit of $20,161,000 as of January 31, 2002.  The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, such losses or growth will require the Company to obtain additional sources of financing in the future or to reduce operating expenses.

The Company does not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.  As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such arrangements.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future.  Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand.  These statements include, but are not limited to, changes in worldwide general economic conditions, cyclicality of capital spending by customers, PPT VISION’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, PPT VISION’s ability to protect its existing intellectual property from challenges from third parties, and PPT VISION’s ability to obtain additional debt or equity financing to strengthen its financial position and other factors.

All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.  The forward-looking statements of the Company are subject to risks and uncertainties.  Some of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are detailed in our Annual Report on Form 10-K for the year ended October 31, 2001, filed with the SEC.

Item 3:                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes it does not have material exposure to quantitative and qualitative market risks.  The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2002 due to the short maturities of these instruments.

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

PPT VISION, INC.

Date: March 11, 2002

/s/Joseph C. Christenson
Joseph C. Christenson
President
(principal financial and accounting officer)