Form 10-Q
period 2002-04-30
PPT VISION INC
filed 2002-06-14
CIK 704460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No  ☐

Shares of $.10 par value common stock outstanding at June 11, 2002: 10,067,950

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	April 30, 2002	October 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$1,436,000	$2,805,000
Investments	—	502,000
Accounts receivable, net	1,482,000	2,175,000
Inventories:
Manufactured and purchased parts	2,475,000	2,126,000
Work-in-process	347,000	436,000
Finished goods	55,000	30,000
Inventories, net	2,877,000	2,592,000
Other current assets	314,000	228,000
Total current assets	6,109,000	8,302,000

Fixed assets, net	1,721,000	2,116,000
Intangible assets, net	2,712,000	2,885,000
Other assets	53,000	53,000
Total assets	$10,595,000	$13,356,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,236,000	$972,000
Deferred revenue	465,000	286,000
Total current liabilities	1,701,000	1,258,000

Shareholders’ equity:
Common stock	551,000	551,000
Capital in excess of par value	30,117,000	30,117,000
Accumulated deficit	(21,774,000)	(18,582,000)
Accumulated other comprehensive income	—	12,000
Total shareholders’ equity	8,894,000	12,098,000
Total liabilities and shareholders’ equity	$10,595,000	$13,356,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net revenues	$1,607,000	$4,438,000	$3,263,000	$9,239,000
Cost of revenues	805,000	2,057,000	1,740,000	4,296,000
Gross profit	802,000	2,381,000	1,523,000	4,943,000

Expenses:
Sales and marketing	823,000	1,237,000	1,649,000	2,418,000
General and administrative	432,000	566,000	845,000	1,189,000
Research and development	1,165,000	1,242,000	2,258,000	2,503,000
Total expenses	2,420,000	3,045,000	4,752,000	6,110,000
Loss from operations	(1,618,000)	(664,000)	(3,229,000)	(1,167,000)

Interest and other income	6,000	67,000	37,000	125,000
Net loss before taxes	(1,612,000)	(597,000)	(3,192,000)	(1,042,000)
Income tax expense (benefit)	—	—	—	—
Net loss	$(1,612,000)	$(597,000)	$(3,192,000)	$(1,042,000)
Per share data:
Weighted average basic shares outstanding	5,512,000	5,480,000	5,512,000	5,480,000
Weighted average diluted shares outstanding	5,512,000	5,480,000	5,512,000	5,480,000
Basic and diluted loss per common share	$(0.29)	$(0.11)	$(0.58)	$(0.19)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30, 2002	Six Months Ended April 30, 2001
Net loss	$(3,192,000)	$(1,042,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	684,000	703,000
Accrued interest income	—	61,000
Realized loss on sale of investments	(8,000)	—
Change in assets and liabilities
Accounts receivable	692,000	1,031,000
Inventories	(285,000)	(146,000)
Other assets	(88,000)	(434,000)
Accounts payable and accrued expenses	264,000	(198,000)
Deferred revenue	179,000	(2,000)
Total adjustments	1,438,000	1,015,000
Net cash used in operating activities	(1,754,000)	(27,000)

Cash flows from investing activities:
Purchase of fixed assets	(98,000)	(229,000)
Sales and maturities of investments	500,000	2,107,000
Net investment in other long-term assets	(17,000)	(52,000)
Net cash provided by investing activities	385,000	1,826,000

Cash flows from financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(1,369,000)	1,799,000

Cash and cash equivalents at beginning of year	2,805,000	1,818,000
Cash and cash equivalents at end of period	$1,436,000	$3,617,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

April 30, 2002

NOTE A — DESCRIPTION OF BUSINESS

PPT VISION, Inc. (the Company) designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.  The Company’s SpeedScan™ 3D sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™  technology, is sold to original equipment manufacturers for specific applications.  The Company’s PPT861™ 3D scanning system, which uses the Company’s SpeedScan™ 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.  The Company’s Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol PPTV.

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

At April 30, 2002, options to purchase 660,000 shares and warrants to purchase 25,000 shares of the Company’s common stock were not included in the calculation of diluted earnings per share.  At April 30, 2001, options to purchase 820,000 shares and warrants to purchase 25,000 shares of the Company’s common stock were not included in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of the aforementioned shares would have been anti-dilutive.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2001.

NOTE C — COMPREHENSIVE LOSS

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net loss	$(1,612,000)	$(597,000)	$(3,192,000)	$(1,042,000)
Other comprehensive loss:
Unrealized loss on derivative transactions	—	(112,000)	—	(100,000)
Total comprehensive loss	$(1,612,000)	$(709,000)	$(3,192,000)	$(1,142,000)

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

As part of the Company’s risk management programs, the Company entered into forward exchange contracts during fiscal 2000. The Company used forward exchange contracts to hedge against the currency risk associated with firmly committed Japanese Yen transactions.  In accordance with SFAS No. 133, the forward exchange contracts were recognized as cash flow hedges at fair value with the gain or loss on the contracts being deferred in other comprehensive income. During fiscal 2001, the firmly committed Japanese yen transaction and the forward exchange contracts were settled.  At April 30, 2002, the Company had no foreign exchange contracts outstanding.

The Company does not engage in foreign currency speculation.

NOTE E — SUBSEQUENT EVENT

Shareholder Rights Offering

In order to satisfy the Company’s anticipated working capital and capital resources needs, the Company initiated a Shareholder Rights Offering during the second quarter of fiscal 2002. The first phase of the Offering closed on May 10, 2002, just after the end of the Company’s second quarter.

In the Offering, the Board of Directors authorized the sale of 5.5 million units at $1 per unit to existing shareholders.  Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock.  The warrants are exercisable at $2.50 until September 30, 2003.  In the first phase of the Offering, the Company issued approximately 4.5 million shares of common stock and approximately 2.250 million warrants to purchase a share of common stock at $2.50 per share. The net proceeds to the Company from the first phase of the Offering approximate $4.3 million after Offering expenses.  The issuance of the shares of stock and warrants and the related receipt of cash have not been reflected in the accompanying financial statements.

Under the terms of the Rights Offering, the Company reserved the right to offer any remaining Units not sold in the initial phase of the Offering to participating shareholders that expressed an interest in purchasing additional Units as of the closing date of the Offering.  The Company is currently evaluating this option in light of the success of the initial offering and the Company’s short and long term capital requirements.

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

The Company records sales revenue typically upon shipment to the customer as the terms are primarily FOB shipping point and the Company has no significant remaining obligations.  The Company also recognizes revenue shipped to distributors upon shipment, as contracts with distributors do not include any right of return and pricing is fixed at the time of sale.  In certain cases, installation is performed by the Company and the related revenue is recognized as the installation is completed.

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

Recent Developments

Shareholder Rights Offering

In March, 2002 PPT VISION initiated a Shareholder Rights Offering to raise important growth capital for the Company.  In the Offering, the Board of Directors authorized the sale of 5.5 million units at $1 per unit to existing shareholders.  Each unit consisted of one share of stock and a warrant to purchase one-half share of stock.  The warrants are exercisable at $2.50 until

September 30, 2003. The initial phase of the Offering closed just after the end of the second quarter on May 10, 2002, and resulted in the sale of approximately 4.5 million units.  The net proceeds to the Company from the first phase of the offering approximate $4.3 million after Offering expenses.  These proceeds have not been reflected on the Company’s April 30, 2002 balance sheet.

Under the terms of the Rights Offering, the Company reserved the right to offer any remaining Units not sold in the initial phase of the Offering to participating shareholders that expressed an interest in purchasing additional Units as of the closing date of the Offering.  The Company is currently evaluating this option in light of the success of the initial offering and the Company’s short and long term capital requirements.

Product Development and OEM Partnership Agreement

On April 30, 2002 PPT announced a new product development and OEM partnership with Electroglas Inc., a leading supplier of test and inspection equipment for the semiconductor industry.  Pursuant to this agreement, PPT VISION will design and manufacture a custom SMI 3D sensor for Electroglas.  Electroglas will integrate this sensor as part of their Quick Silver wafer inspection system for the specific purpose of inspecting bumps on wafers.  Inspecting bumps on wafers is a growing requirement in the semiconductor industry and this new SMI-3D sensor will bring specific competitive advantages with respect to throughput and accuracy.

New Product Order—PPT 861-SH

Another significant business development for our 3D business is the receipt of an order for over $300,000 for our new PPT861-SH inspection system from a major US-based semiconductor manufacturer.  This product is designed to inspect BGA’s in strip form at a very high rate of speed.  This product addresses an important need of semiconductor manufacturers for 100% in line inspection of component parts.  We believe that this represents a major market opportunity for PPT VISION.

Results of Operations

Net revenues decreased 64% to $1,607,000 for the three-month period ended April 30, 2002, compared to net revenues of $4,438,000 for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, net revenues decreased 65% to $3,263,000 compared to $9,239,000 for the same period in fiscal 2001.  Unit sales of the Company’s machine vision systems decreased to 41 for the second quarter of fiscal 2002 versus 266 for the same period in fiscal 2001.  Unit sales for the six-month period ended April 30, 2002 decreased to 90 versus 550 for the same period in 2001.  The decrease in the number of units sold during the quarter and six-month period ended April 30, 2001 is attributed to the economic slowdown in the Company’s core markets, primarily electronic component manufacturing.

Sales to customers outside the United States represented 30% of gross revenues for the three-month period ended April 30, 2002, compared to 73% for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, sales to customers outside the United States represented 30% of gross revenues, compared to 62% for the same period in fiscal 2001.

Several of the Company’s largest customers who drove revenues to record levels in the first half of 2001 have substantially cut back capital spending and, as a result, the Company’s revenues have decreased dramatically since the third quarter of last fiscal year.  This is primarily a result of a significant slowdown in capital spending in the electronics manufacturing sector of the global economy.

The Company has seen several encouraging developments recently with respect to an increase in business activity, increasing interest in our products from a variety of new and existing customers, and improvements in manufacturing related economic indicators, which management believes will translate into improved operating results in the quarters ahead.  However, management continues to believe that the recovery will be gradual and that the timing and magnitude of these improvements is not precisely determinable.

Gross profit decreased 66% to $802,000 for the three-month period ended April 30, 2002, compared to $2,381,000 for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, gross profit decreased 69% to $1,523,000, compared to $4,943,000 for the same period in fiscal 2001.  As a percentage of net revenues, the gross profit for the second quarter of fiscal 2002 decreased to 50% compared to 54% in the same period in fiscal 2001.  For the six-month period ended April 30, 2002, gross profit as a percentage of net revenues decreased to 47% compared to 54% in the same period of fiscal 2001.  The decrease in gross profit in absolute dollars and on a percentage basis for the three and six month periods ended April 30, 2002 is attributed to the decrease in net revenues and the application of fixed manufacturing overhead expenses across a lower volume of shipments.  Gross profit margins in the second quarter of 2002 were approximately the same as in the first quarter.

Sales and marketing expenses decreased 33% to $823,000 for the three-month period ended April 30, 2002, compared to $1,237,000 for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, sales and marketing expenses decreased 32% to $1,649,000, compared to $2,418,000 for the same period in fiscal 2001.  As a percentage of net revenues, sales and marketing expenses increased to 51% for the second quarter of fiscal 2002 compared to 28% for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, sales and marketing expenses as a percentage of net revenues increased to 51% compared to 26% in the same period of fiscal 2001.  The large increase in expenses as a percentage of net revenues for the three and six month periods ended April 30, 2002 is attributed to the decrease in net revenues.  Also contributing to this increase is the decrease in international revenues which typically have a lower cost of selling resulting from the Company’s use of international distributors.  The Company expects sales and marketing expenses in absolute dollars to stay relatively the same during the second half of fiscal 2002 as a continuing result of the cost reduction measures implemented in fiscal 2001.  Additionally, any corresponding increase or decline in sales and marketing expenditures beyond this current expectation will be driven by the level of revenues achieved in fiscal 2002.

General and administrative expenses decreased 24% to $432,000 for the three-month period ended April 30, 2002, compared to $566,000 for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, general and administrative expenses decreased 29% to $845,000, compared to $1,189,000 in the same period of fiscal 2001.  As a percentage of net revenues, general and administrative expenses increased to 27% for the second quarter of fiscal 2002 versus 13% for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, general and administrative expenses as a percentage of net revenues increased to 51% compared to 13% in the same period of fiscal 2001.  The large increase in expenses as a percentage of net revenues for the three and six month periods ended April 30, 2002 is attributed to the decrease in net revenues.  The Company expects general and administrative expenses to stay relatively the same during the second half of fiscal 2002.

Research and development expenses decreased 6% to $1,165,000 for the three-month period ended April 30, 2002, compared to $1,242,000 for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, research and development expenses decreased 10% to $2,258,000, compared to $2,503,000 in the same period of fiscal 2001.  As a percentage of net revenues, research and development expenses increased to 72% for the second quarter of fiscal 2002, compared to 28% for the second quarter of fiscal 2001.  For the six-month period ended April 30, 2002, research and development expenses as a percentage of net revenues increased to 69% compared to 27% in the same period of fiscal 2001.  The large increase in expenses as a percentage of net revenues for the three and six month periods ended April 30, 2002 is attributed to the decrease in net revenues.

Interest and other income decreased 91% to $6,000 for the three-month period ended April 30, 2002, compared to $67,000 for the same period in fiscal 2001.  For the six-month period ended April 30, 2002, interest and other income decreased 70% to $37,000, compared to $125,000 in the same period of fiscal 2001.  The large decrease in interest and other income for the three and six month periods ended April 30, 2002 is related to a reduction in the balances in cash and cash equivalents and investments.

The Company did not record an income tax benefit or expense for the three or six month period ended April 30, 2002 or for the three or six month period ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Due to its continuing losses, the Company has been using its existing cash and cash equivalents to fund the shortfall in cash generated from its operating activities.

In order to satisfy the Company’s anticipated working capital and capital resources needs, the Company initiated a Shareholder Rights Offering during the second quarter. As noted above under “Recent Developments”, the Company raised net proceeds of approximately $4.3 million subsequent to the quarter end in the first phase of the Offering and is evaluating whether to offer and sell remaining units.

The Company believes that cash generated from operations together with the cash provided by this Rights Offering will be sufficient to meet its working capital and capital resource obligations through the next twelve months.  The Company will continue to explore other financing alternatives as the need or the opportunity may arise including, potentially, customer or vendor financing, customer-sponsored research and development projects, external borrowings or sales of stock to strategic investors.

As of April 30, 2002, the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  Minimum future rental payment obligations are approximately $1.0 million annually.

Working capital decreased to $4,408,000 at April 30, 2002 from $7,044,000 at October 31, 2001.  The Company financed its operations during the first six months of fiscal 2002 through internally generated cash flow and existing cash and cash equivalents.  Net cash used in operating activities during the first six months of fiscal 2002 was $1,754,000.  Accounts receivable decreased $692,000 primarily due to lower sequential net revenues and strong collections realized during the second quarter of fiscal 2002.  Inventories increased $285,000 during the first six months of fiscal 2002 due to the purchase of inventory items with extended delivery lead times.  Accounts payable and accrued expenses increased by $264,000.  The increase in accounts payable and accrued expenses primarily results from the Company’s extension of payment terms to vendors and suppliers in an effort to conserve cash. Deferred revenue increased $179,000 from year end due to the receipt of cash advances from customers for products that will be delivered in the months ahead.

After consideration of the net proceeds from the Company’s recently completed Shareholder Rights Offering, working capital would have been approximately $8.7 million as of April 30, 2002.

Net cash provided by investing activities was $385,000, primarily due to the sale of investments net of fixed asset additions.  During the first six months of fiscal 2002 fixed asset additions totaled $98,000 in comparison with $229,000 in fixed asset additions realized for the same period in fiscal 2001.  These fixed asset additions were primarily demo equipment for our new product line.  Fixed asset additions in the third quarter of fiscal 2002 are expected to be at levels comparable with the second quarter of fiscal 2002.

The Company incurred a net loss of $1,612,000 for the quarter ended April 30, 2002, and has an accumulated deficit of $21,774,000 as of April 30, 2002.  The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future.  The Company does not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.  As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such arrangements.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties as described by PPT VISION’s periodic filings.  Actual results may differ materially depending on a variety of factors, including, but not limited to the following: changes in worldwide general economic conditions, cyclicality of capital spending by customers, the success of PPT VISION’s sale of products incorporating its SMI technology, PPT VISION’s ability to successfully introduce its IMPACT 2D Machine Vision product to meet competition from lower priced competitive products, PPT VISION’s dependence upon a limited number of principal customers, PPT VISION’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, PPT VISION’s ability to successfully develop custom sensors for its OEM customers and PPT VISION’s ability to protect its existing intellectual property from challenges from third parties and other factors.

All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements.  Additional information with respect to the risks and uncertainties faced by PPT VISION may be found in the section “Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-K for the year ended October 31, 2001, and in the Section entitled “Risk Factors” in its Prospectus dated April 2, 2002, and other reports filed with the Securities and Exchange Commission.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes it does not have material exposure to quantitative and qualitative market risks.  The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2002 due to the short maturities of these instruments.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 19, 2002, the Company held its Annual Meeting of Shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected to the Company’s Board of Directors, receiving the votes set forth opposite their names:

	For	Withheld
Joseph C. Christenson	4,655,629	4,300
Robert W. Heller	4,656,754	3,175
David C. Malmberg	4,656,754	3,175
Peter R. Peterson	4,656,697	3,232
Benno G. Sand	4,656,754	3,175

Amendment of Articles of Incorporation

A proposal to increased the Authorized Common Stock from 10,000,000 to 20,000,000 shares was approved by the following vote:

For	4,646,619
Against	10,707
Abstain	2,603
Broker Non-Vote	0

The Company’s Articles of Incorporation were amended to reflect the increase.

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

                                                (b)                 Reports on Form 8-K:

                                                                                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: June 11, 2002

/s/Joseph C. Christenson
Joseph C. Christenson
President
(principal financial and accounting officer)