Form 10-Q
period 2002-07-31
PPT VISION INC
filed 2002-09-16
CIK 704460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at September 12, 2002: 10,067,950

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	July 31, 2002	October 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$3,973,000	$2,805,000
Investments	—	502,000
Accounts receivable, net	1,713,000	2,175,000
Inventories:
Manufactured and purchased parts	2,175,000	2,126,000
Work-in-process	334,000	436,000
Finished goods	224,000	30,000
Inventories, net	2,733,000	2,592,000
Other current assets	288,000	228,000
Total current assets	8,707,000	8,302,000

Fixed assets, net	1,528,000	2,116,000
Intangible assets, net	2,633,000	2,885,000
Other assets	53,000	53,000
Total assets	$12,921,000	$13,356,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$919,000	$972,000
Deferred revenue	187,000	286,000
Total current liabilities	1,106,000	1,258,000

Shareholders’ equity:
Common stock	1,007,000	551,000
Capital in excess of par value	34,074,000	30,117,000
Accumulated deficit	(23,266,000)	(18,582,000)
Accumulated other comprehensive income	—	12,000
Total shareholders’ equity	11,815,000	12,098,000
Total liabilities and shareholders’ equity	$12,921,000	$13,356,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2002	2001	2002	2001
Net revenues	$2,027,000	$2,009,000	$5,290,000	$11,248,000
Cost of revenues	1,007,000	1,119,000	2,748,000	5,415,000
Gross profit	1,020,000	890,000	2,542,000	5,833,000

Expenses:
Sales and marketing	945,000	1,038,000	2,594,000	3,456,000
General and administrative	424,000	542,000	1,269,000	1,732,000
Research and development	1,157,000	1,246,000	3,414,000	3,749,000
Non-recurring charges	—	158,000	—	158,000
Total expenses	2,526,000	2,984,000	7,277,000	9,095,000
Loss from operations	(1,506,000)	(2,094,000)	(4,735,000)	(3,262,000)

Interest and other income	14,000	45,000	51,000	171,000
Net loss before taxes	(1,492,000)	(2,049,000)	(4,684,000)	(3,091,000)
Income tax expense (benefit)	—	—	—	—
Net loss	$(1,492,000)	$(2,049,000)	$(4,684,000)	$(3,091,000)
Per share data:
Weighted average basic shares outstanding	9,361,000	5,494,000	6,809,000	5,485,000
Weighted average diluted shares outstanding	9,361,000	5,494,000	6,809,000	5,485,000
Basic and diluted loss per common share	$(0.16)	$(0.37)	$(0.69)	$(0.56)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended July 31, 2002	Nine Months Ended July 31, 2001
Net loss	$(4,684,000)	$(3,091,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	999,000	1,058,000
Accrued interest income	—	62,000
Realized loss on sale of investments	(12,000)	—
Change in assets and liabilities
Accounts receivable	462,000	2,639,000
Inventories	(141,000)	(222,000)
Other assets	(60,000)	(190,000)
Accounts payable and accrued expenses	(53,000)	(1,234,000)
Deferred revenue	(99,000)	(36,000)
Total adjustments	1,096,000	2,077,000
Net cash used in operating activities	(3,588,000)	(1,014,000)

Cash flows from investing activities:
Purchase of fixed assets	(124,000)	(578,000)
Sales and maturities of investments	502,000	2,506,000
Net investment in other long-term assets	(35,000)	(58,000)
Net cash provided by investing activities	343,000	1,870,000

Cash flows from financing activities:
Proceeds from the issuance of common stock	4,413,000	59,000
Net cash provided by financing activities	4,413,000	59,000
Net (decrease) increase in cash and cash equivalents	1,168,000	915,000

Cash and cash equivalents at beginning of year	2,805,000	1,818,000
Cash and cash equivalents at end of period	$3,973,000	$2,733,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

July 31, 2002

NOTE A — DESCRIPTION OF BUSINESS

PPT VISION, Inc. (the Company) designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.  The Company’s SpeedScan™ 3D sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™  technology, is sold to original equipment manufacturers for specific applications.  The Company’s PPT861™ 3D scanning system, which uses the Company’s SpeedScan™ 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.  The Company’s Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol PPTV.

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

NOTE C — REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the customer if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and some 3D machine vision sensors and systems.  Some 3D machine vision system sales, however, may include post-shipment obligations or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified performance requirements at the customer’s site.  In these cases, revenue is not recognized until these obligations have been satisfied and there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories on our balance sheet.

The Company also recognizes revenue on products sold to distributors upon shipment, because contracts with distributors do not include post shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Revenue related to application engineering, product development and customer training services is recognized when the services are performed.

We often receive payments from customers prior to recognizing revenue.  These amounts are recorded as deferred revenue on our balance sheet.

NOTE D — COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2002	2001	2002	2001
Net loss	$(1,492,000)	$(2,049,000)	$(4,684,000)	$(3,091,000)
Other comprehensive loss:
Unrealized loss on derivative transactions	—	43,000	—	(57,000)
Total comprehensive loss	$(1,492,000)	$(2,006,000)	$(4,684,000)	$(3,148,000)

NOTE E — FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

As part of the Company’s risk management programs, the Company entered into forward exchange contracts during fiscal 2000. The Company used forward exchange contracts to hedge against the currency risk associated with firmly committed Japanese Yen transactions.  In accordance with SFAS No. 133, the forward exchange contracts were recognized as cash flow hedges at fair value with the gain or loss on the contracts being deferred in other comprehensive income. During fiscal 2001, the firmly committed Japanese yen transaction and the forward exchange contracts were settled.  At July 31, 2002, the Company had no foreign exchange contracts outstanding.

The Company does not engage in foreign currency speculation.

NOTE F — SHAREHOLDERS RIGHTS OFFERING

In order to satisfy the Company’s anticipated working capital and capital resources needs, the Company initiated a Shareholder Rights Offering (Offering) during the third quarter of fiscal 2002. The Offering closed on May 10, 2002.

In the Offering, the Board of Directors authorized the sale of 5.5 million units at $1 per unit to existing shareholders.  Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock.  The warrants are exercisable at $2.50 until September 30, 2003.  As a result of the Offering, the Company issued approximately 4.5 million shares of common stock and approximately 2.250 million warrants to purchase a share of common stock at $2.50 per share. The net proceeds to the Company were approximately $4.3 million after Offering expenses.  The issuance of the shares of stock and warrants and the related receipt of cash have been reflected in the accompanying financial statements.

NOTE G — EARNINGS PER SHARE

During the three-month ended July 31, 2002, the Company issued warrants to purchase 2.25 million shares of the Company’s common stock in connection with the Shareholder Rights Offering.  At July 31, 2002, options to purchase 865,700 shares and warrants to purchase 2,275,000 shares of the Company’s common stock were not included in the calculation of diluted earnings per share.  At July 31, 2001, options to purchase 831,100 shares and warrants to purchase 25,000 shares of the Company’s common stock were not included in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of the aforementioned shares would have been anti-dilutive.

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

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its consolidated financial statements to be:

•         revenue recognition;

•         estimating valuation allowances, specifically the allowance for doubtful accounts and inventory; and

•         valuation and useful lives of long-lived and intangible assets.

The Company typically recognizes revenue on product sales upon shipment to the customer if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and some 3D machine vision sensors and systems.  Some 3D machine vision system sales, however, may include post-shipment obligations or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified performance requirements at the customer’s site.  In these cases, revenue is not recognized until these obligations have been satisfied and there is objective evidence that the applicable contract terms have been met. The Company also recognizes revenue on products sold to distributors upon shipment, because contracts with distributors do not include post shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Revenue related to application engineering, product development and customer training services is recognized when the services are performed.  Due to the higher selling price of certain 3D machine vision systems, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.

Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age and considering specific factors about the individual customer’s financial condition.  When it is deemed probable that all or a portion of a customer’s account is uncollectible, a corresponding amount is added to the reserve.  Management establishes valuation reserves on inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based on assumptions about future product demand and market conditions. Actual results could differ from these estimates under different assumptions.  If the financial condition of one or more of our customers were to deteriorate, or if actual product demand or market conditions are less favorable than anticipated by management, additional reserves may be required.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

During the quarter ended July 31, 2002 the Company completed a Shareholder Rights Offering which resulted in the issuance of approximately 4.5 million shares of common stock and approximately 2.25 million warrants to purchase common stock at $2.50 per share until September 30, 2003.  The Company received approximately $4.3 million, net of Offering costs. See additional discussion in the Liquidity and Capital Resources section below.

Results of Operations

Net revenues increased slightly to $2,027,000 for the three-month period ended July 31, 2002, compared to net revenues of $2,009,000 for the same period in fiscal 2001.  For the nine-month period ended July 31, 2002, net revenues decreased 53% to $5,290,000 compared to $11,248,000 for the same period in fiscal 2001.  Unit sales of the Company’s machine vision systems decreased to 67 for the third quarter of fiscal 2002 versus 71 for the same period in fiscal 2001.  Unit sales for the nine-month period ended July 31, 2002 decreased to 157 versus 621 for the same period in 2001.  The decrease in the number of units sold during the quarter and nine-month period ended July 31, 2001 is attributed to the economic slowdown in the Company’s core markets, primarily electronic component manufacturing.

Sales to customers outside the United States represented 26% of gross revenues for the three-month period ended July 31, 2002, compared to 28% for the same period in fiscal 2001.  For the nine-month period ended July 31, 2002, sales to customers outside the United States represented 34% of gross revenues, compared to 52% for the same period in fiscal 2001.

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

Gross profit increased 15% to $1,020,000 for the three-month period ended July 31, 2002, compared to $890,000 for the same period in fiscal 2001. As a percentage of net revenues, the gross profit for the third quarter of fiscal 2002 increased to 50% compared to 44% in the same period in fiscal 2001. This improvement is attributable to lower manufacturing costs as compared to the prior year as a result of cost cutting initiatives and due to changes in the revenue mix as compared to the third quarter of fiscal 2001.

For the nine-month period ended July 31, 2002, gross profit decreased 56% to $2,542,000, compared to $5,833,000 for the same period in fiscal 2001.  Gross profit as a percentage of net revenues decreased to 48% compared to 52% in the same period of fiscal 2001.  The decrease in gross profit in absolute dollars and on a percentage basis for the three and month periods ended July 31, 2002 is attributed to the decrease in net revenues and the application of fixed manufacturing overhead expenses across a lower volume of shipments.  Gross profit margins in the third quarter of 2002 were approximately the same as in the first quarter.

Sales and marketing expenses decreased 9% to $945,000 for the three-month period ended July 31, 2002, compared to $1,038,000 for the same period in fiscal 2001.  For the nine-month period ended July 31, 2002, sales and marketing expenses decreased 25% to $2,594,000, compared to $3,456,000 for the same period in fiscal 2001.  As a percentage of net revenues, sales and marketing expenses decreased to 47% for the third quarter of fiscal 2002 compared to 52% for the same period in fiscal 2001.  For the nine-month period ended July 31, 2002, sales and marketing expenses as a percentage of net revenues increased to 49% compared to 31% in the same period of fiscal 2001.  The large increase in expenses as a percentage of net revenues for the nine-month period ended July 31, 2002 is attributed to the significant decrease in net revenues.  Also contributing to this percentage increase is the decrease in international revenues, which typically have a lower cost of selling resulting from the Company’s use of international distributors.  The Company expects sales and marketing expenses in absolute dollars to stay relatively constant during the fourth quarter fiscal 2002 as a continuing result of the cost reduction measures implemented at the end of fiscal 2001.  Any increase or decrease in sales and marketing expenditures beyond this expectation will be driven by the level of revenues achieved in the end of fiscal 2002.

General and administrative expenses decreased 22% to $424,000 for the three-month period ended July 31, 2002, compared to $542,000 for the same period in fiscal 2001.  For the nine-month period ended July 31, 2002, general and administrative expenses decreased 27% to $1,269,000, compared to $1,732,000 in the same period of fiscal 2001.  As a percentage of net revenues, general and administrative expenses decreased to 21% for the third quarter of fiscal 2002 versus 27% for the same period in fiscal 2001 due to cost cutting efforts implemented at the end of last fiscal year.  For the nine-month period ended July 31, 2002, general and administrative expenses as a percentage of net revenues increased to 24% compared to 15% in the same period of fiscal 2001.  The large increase in expenses as a percentage of net revenues for the nine-month period ended July 31, 2002 is attributed to the decrease in net revenues.  The Company expects general and administrative expenses to stay relatively constant during the fourth quarter of fiscal 2002.

Research and development expenses decreased 7% to $1,157,000 for the three-month period ended July 31, 2002, compared to $1,246,000 for the same period in fiscal 2001.  For the nine-month period ended July 31, 2002, research and development expenses decreased 9% to $3,414,000, compared to $3,749,000 in the same period of fiscal 2001.  As a percentage of net revenues, research and development expenses increased to 57% for the third quarter of fiscal 2002, compared to 62% for the third quarter of fiscal 2001.  For the nine-month period ended July 31, 2002, research and development expenses as a percentage of net revenues increased to 65%, compared to 33% in the same period of fiscal 2001.  The large increase in expenses as a percentage of net revenues for the nine-month period ended July 31, 2002 is attributed to the decrease in net revenues.

Interest and other income decreased 69% to $14,000 for the three-month period ended July 31, 2002, compared to $45,000 for the same period in fiscal 2001.  For the nine-month period ended July 31, 2002, interest and other income decreased 70% to $51,000, compared to $171,000 in the same period of fiscal 2001.  The large decrease in interest and other income for the three and six month periods ended July 31, 2002 is related to a reduction in the balances in cash and cash equivalents and investments.

The Company did not record an income tax benefit or expense for the three or nine month periods ended July 31, 2002 or 2001.

The Company’s net loss for the three-month period ended July 31,2002 was $1,492,000 or $0.16 per share.  This compares with a loss of $2,049,000 or $0.37 for the three months ended July 31, 2001.  The reduction in the net loss per share is the result of a significant increase in the number of shares outstanding this year.  As a result of the completion of our Shareholder Rights Offering in this quarter, the Company issued approximately 4.5 million new shares of Common Stock.  This increased the weighted average shares outstanding amounts used in the computation of net loss per share to approximately 9.4 million versus 5.5 million for the three month periods ended July 31, 2002 and 2001, respectively.  For the nine-month periods the weighted average shares used in the computation of the net loss per share for 2002 and 2001 were 6.8 million shares and 5.5 million shares, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Due to its continuing losses, the Company has been using its existing cash and cash equivalents to fund the shortfall in cash generated from its operating activities.

In order to satisfy the Company’s anticipated working capital and capital resources needs, the Company initiated a Shareholder Rights Offering during the second quarter. As noted above, the Company completed this offering in the third quarter and raised net proceeds of approximately $4.3 million. The Offering resulted in the issuance of approximately 4.5 million shares of Common stock and approximately 2.25 million warrants to purchase a share of Common stock at $2.50 per share until September 30, 2003.

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

As of July 31, 2002, the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  Minimum future rental payment obligations are approximately $1.0 million annually.

Working capital increased to $7,601,000 at July 31, 2002 from $7,044,000 at October 31, 2001.  The Company financed its operations during the first nine months of fiscal 2002 through internally generated cash flow and existing cash and cash equivalents.  Net cash used in operating activities during the first nine months of fiscal 2002 was $3,588,000.  Accounts receivable decreased $462,000 primarily due to lower net revenues in fiscal 2002 as compared with 2001 and strong collections realized during the third quarter of fiscal 2002.  Inventories increased $141,000 during the first nine months of fiscal 2002 due to the purchase of inventory items with extended delivery lead times.  Accounts payable and accrued expenses decreased by $53,000.  Deferred revenue decreased $99,000 from year end.

Net cash provided by investing activities was $343,000, primarily due to the sale of investments, net of fixed asset additions.  During the first nine months of fiscal 2002, fixed asset additions totaled $124,000 in comparison with $578,000 in fixed asset additions for the same period in fiscal 2001.  Fixed asset additions in the fourth quarter of fiscal 2002 are expected to be at levels comparable with the third quarter of fiscal 2002.

The Company incurred a net loss of $1,492,000 for the quarter ended July 31, 2002, and has an accumulated deficit of $23,266,000 as of July 31, 2002.  The Company expects to incur losses for the remainder of its current fiscal year. There can be no assurance that the Company will not incur additional losses for a longer period, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future. The Company does not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.  As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such arrangements.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements by their nature involve substantial risks and uncertainties as described by PPT VISION’s periodic filings.  Actual results may differ materially depending on a variety of factors, including, but not limited to the following: (i)changes in worldwide general economic conditions, (ii)cyclicality of capital spending by customers, (iii)the success of PPT VISION’s sale of products incorporating its SMI technology, (iv)PPT VISION’s ability to successfully introduce its IMPACT 2D Machine Vision product to meet competition from lower priced competitive products, (v)PPT VISION’s dependence upon a limited number of principal customers, (vi)PPT VISION’s ability to keep pace with technological developments and evolving industry standards, (vii)worldwide competition, (viii)PPT VISION’s ability to successfully develop custom sensors for its OEM customers and (ix)PPT VISION’s ability to protect its existing intellectual property from challenges from third parties and other factors.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company believes it does not have material exposure to quantitative and qualitative market risks.  The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at July 31, 2002 due to the short maturities of these instruments.

Item 4:  CONTROLS AND PROCEDURES

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

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

                                                None.

Item 3:             DEFAULTS UPON SENIOR SECURITIES

                                                Not Applicable

Item 4:             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                None.

Item 5:             OTHER INFORMATION

As reported in “Management’s Discussion and Analysis—Liquidity and Capital Resources”, during May 2002, the Company completed a Shareholder Rights Offering under which it raised net proceeds of approximately $4.3 million.

Item 6:             EXHIBITS AND REPORTS ON FORM 8-K

                                                (a)                                  Exhibits:

                                                                                                99.1 Certification Pursuant to 18 USC Section 1850.

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

PPT VISION, INC.

Date: September 12, 2002

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

CERTIFICATION

I, Joseph C. Christenson, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of PPT Vision, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)