Form 10KSB
period 2002-10-31
PPT VISION INC
filed 2003-02-06
CIK 704460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission File Number:  0-11518

PPT VISION, INC.

(Name of Small Business Issuer in its Charter)

MINNESOTA	41-1413345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12988 Valley View Road Eden Prairie, MN 55344
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (952) 996-9500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
(1) Common Stock $.10 par value (2) Preferred Stock Purchase Rights

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES    ☒     NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The aggregate market value of the voting stock held by nonaffiliates of the issuer (based on the closing sale price of such stock as reported by the Nasdaq Small Cap Market) as of January 14, 2003 was approximately $3.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Company’s Proxy Statement for its Annual Meeting of Shareholders will be filed within 120 days of October 31, 2002 and are incorporated by reference into Part III of this Form 10-KSB.

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions and strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements. These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties. A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section of this Form 10-KSB entitled “Important Factors Regarding Forward-Looking Statements.”

Item 1. DESCRIPTION OF BUSINESS

CORPORATE PROFILE

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries. The Company’s SpeedScan 3D™ sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™ technology, is sold to original equipment manufacturers for specific applications. The Company’s PPT861™ 3D scanning system, which uses the Company’s SpeedScan 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

PPT VISION was incorporated under the laws of the State of Minnesota in 1981.

WHAT IS MACHINE VISION?

A machine vision system consists of computer software and hardware working together with cameras and lighting to capture images of products as they are being manufactured. By capturing these images and comparing them to images of standard or correct products, an effective machine vision system will prevent defective products from being shipped to consumers and enable manufacturers to improve their processes and reduce costs. Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. However, machine vision systems at that time were complex to program and maintain, difficult to install, limited in performance and not cost-effective. Through advances in microprocessor and software technologies, these barriers have been removed, enabling machine vision to emerge as a powerful process control technology that enables manufacturers to improve quality and increase productivity.

THE MACHINE VISION MARKET

The machine vision market is large and highly fragmented with over 200 machine vision suppliers around the world. Many are very small companies focusing on niche applications or niche technologies. A small handful of competitors such as Cognex or Orbotech have emerged as large, global competitors. The Automated Imaging Association (“AIA”) estimates that the North American market for machine vision systems in 2000 was approximately $2.1 billion, with worldwide levels estimated at approximately $5.5 billion. The AIA expects this market to grow at approximately 12% per year over the next 5 years. Demand for machine vision systems comes from end-user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufacturers (“OEMs”) who incorporate machine vision systems into their products, system integrators and machine builders.

A key factor in the expansion of the machine vision market has been growth in the demand for machine vision systems in the semiconductor and electronics industries. In general, the growth in demand for personal computers, cellular communications and other electronic devices, as well as the increase in electronic components inside other products such as consumer appliances and automobiles, will stimulate demand for electronic and semiconductor components. For example, VLSI Research, Inc., an independent technology research firm, projects that the demand for lead inspection equipment will grow from $185 million in 2000 to $400 million in 2004. In an effort to rapidly improve and increase manufacturing capability, while at the same time introducing innovative new designs and improving quality, manufacturers of these components are increasingly turning to machine vision as a vital part of their manufacturing process. However, over the past 12-18 months, the manufacturing sectors of the economy in general, and the semiconductor and electronics industries in particular, have experienced a significant decrease in demand for their products. As a result, these businesses have purchased less equipment for use in their production processes, which has led to a significant decrease in demand for vision inspection systems throughout the industry.

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

•                    Increasing International Market Presence: The Company is aggressively focusing on increasing its market share in the worldwide machine vision market. The Company believes international markets represent a significant opportunity and intends to capture a significant share of this market through investment and expansion in its international sales distribution and support infrastructure. In fiscal 2002, 33% of the Company’s revenues came from customers based outside of the United States.

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

Passport DSL™ and Scout DSL™ (Digital Serial Link)

The Company introduced its completely digital machine vision systems, the patented Passport DSL and Scout DSL systems, in fiscal 1998. These products offer an integrated network of cameras, lighting, image processors and hubs, which together form a complete machine vision system.

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

The Company has been working to enhance the price/performance capabilities of its core 2D product line. In this regard, the Company has recently made several enhancements to expand the applications for the Passport and Scout products. These include enhancements to the Company’s proprietary VPM Software as well as the introduction of new high-resolution, remote head and low-cost digital cameras.

Passport™ 440, Passport™ 240, and Scout™ Machine Vision Systems

The Passport 440 system is designed to operate with up to four asynchronously functioning cameras for multiple inspection views and complex imaging tasks. The Passport 240 system has all of the basic capabilities of the Passport 440 in a two-camera model. Both systems are housed in industrially rugged enclosures and are capable of operating at speeds over 10,000 inspections per minute. The Scout is a cost-effective machine vision system designed for industrial applications that do not require rugged enclosures. It is packaged in a non-industrial style enclosure and is capable of running two cameras with speed and power similar to that of the Passport 440.

IMPACT™ Vision System

In fiscal 2002, PPT introduced the IMPACT high-speed all digital 2D machine vision “micro-system” and  the Inspection Builder™ graphical user interface software. The IMPACT system provides a breadth of application and price/performance ratio that is not available in low-end sensors or smart cameras, while also providing the power and flexibility for advanced applications. IMPACT offers an advanced Ethernet and Internet capability that allows remote monitoring and control as part of a network with multiple inspection points. The Company believes that the IMPACT system will provide machine vision inspection solutions to customers who have not in the past considered such systems. The initial targeted OEM market is for inspection of marks and leads on electronic components.

While the Passport/ Scout product line was primarily targeted at end users, the IMPACT product will enable PPT to target system integrators and OEM’s, thereby opening up major new sales opportunities. The IMPACT system is well suited for the general automation and manufacturing markets through system integration companies which can use Inspection Builder as a tool to add value in the form of custom user-control panels and inspection techniques.

SpeedScan 3D™ Sensor

The SpeedScan 3D Sensor is based on PPT’s patented Scanning Moiré Interferometry™ (SMI™) 3D technology. Using a tri-linear CCD sensor and advanced optics, the SpeedScan 3D Sensor is capable of real-time calculation of 3D topography in a single pass. SMI is a unique, patented, real-time, technology for high speed, high accuracy 3D scanning. It is an area-scanning technology that gathers height data at rates many times faster than conventional laser-based sensors. SMI is especially suitable for applications in the semiconductor and electronics industries, such as IC coplanarity (BGA, mBGA, QFP), connector coplanarity, solder paste volume and hard drive components.

PPT861™ Inspection System

The PPT861 is an application-specific inspection solution utilizing the Company’s core 2D and 3D vision technology for three target markets: inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

The PPT861 is a high-speed, semi-automated, high resolution, 3D scanning station. The PPT861 provides the flexibility to scan a wide range of in-tray semiconductor packages including QFP, BGA, CSP and mBGA, as well as electronic connectors and hard drive components. Using the Company’s patented SMI 3D technology, the PPT861 delivers precise measurements at greatly enhanced throughput rates as compared with traditional inspection techniques. With the addition of the optional 2D module, the PPT861 provides a comprehensive solution for critical measurement and inspection requirements. The PPT861 can be configured to operate in either an in-line or stand-alone mode, providing capabilities for both small lot production and high volume applications. All scanning and motion parameters are programmable to allow the inspection of a broad range of component types with varying size and thickness. As of October 31, 2002, the Company has sold 19 PPT861 systems to 6 customers.

PPT861-SH™ Inspection System

In fiscal 2002 PPT introduced the PPT861-SH, a high-speed automated 3D & 2D inspection system which utilizes the patented SMI (Scanning Moiré Interferometry) 3D technology and provides precise measurement of a broad range of critical parameters for devices in strip format. The PPT861-SH provides a complete solution for automated strip inspection by combining PPT’s high-speed 2D and 3D scanning with precise strip-handling and multi-magazine input and output capabilities. SMI collects 3D data for all balls and substrates on the entire strip in a single scan. This enables coplanarity inspection speeds, accuracy, and performance in excess of traditional laser or camera-based 3D inspection systems. The PPT861-SH also provides a flexible platform for inspecting both grid and non-grid array devices. Typical measurements include coplanarity, ball height, ball diameter, substrate flatness and true position. The system’s graphical user interface provides straightforward system setup and operation, and the optional SECS/GEM interface allows the system to be integrated into the semiconductor production process. The system can also include a 2D-Matrix code reader for mapping and reporting inspection results.

The Company believes that as the semiconductor industry recovers, the demand for a high-quality, high-speed 3D inspection system for semiconductor devices in strip format will grow significantly as this is an emerging and increasingly preferred method of handling components in the back-end of the semiconductor manufacturing process. The PPT861-SH is targeted at semiconductor device manufacturers and contract manufacturers who need high-speed and high-quality inspection accuracy for grid array devices in strips.

MARKETS AND CUSTOMERS

The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2002, the Company had sold more than 4,400 machine vision systems to over 320 customers since inception.

In the past year, the Company did not have a customer that accounted for ten percent or more of the Company’s net revenues. During fiscal 2001,

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

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location during the past three years:

YEAR ENDED OCTOBER 31,	2002	2001	2000
United States	63%	45%	52%

Europe & Canada	12%	13%	12%

Asia-Pacific	23%	40%	31%

South America	2%	2%	5%

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

Research and development expenditures were $4.6 million, $5.0 million and $5.3 million in the fiscal years ended October 31, 2002, 2001, and 2000, respectively.

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

The Company has obtained United States federal registration for a number of its trademarks including its “PPT”, “PPT VISION”, “Passport”, “Scout”, and “SpeedScan 3D” trademarks. The Company has filed for federal registration of additional trademarks and intends to continue to do so in the future. Although no assurance can be given as to the strength or scope of the Company’s trademarks, the Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

EMPLOYEES

As of January 15, 2003, the Company had 84 full-time employees, including 38 employees in research and development, 26 in sales, marketing and application engineering, 14 in manufacturing and 6 in finance and administration. Although the Company has been successful in attracting and retaining qualified technical personnel to date, there can be no assurance that this success will continue. None of the Company’s employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Various forward-looking statements have been made in this Annual Report on Form 10-KSB. Forward-looking statements may also be made in the Company’s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time the Company, through its management, may make oral forward-looking statements.

Forward-looking statements are subject to risks and uncertainties, including those identified below, that could cause actual results to differ materially from such statements. The words “anticipate,” “believe,” “expect,” “intend,” “optimistic,” “will” or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

Important factors that could cause actual results to differ materially from the Company’s forward-looking statements, as well as affect the Company’s ability to achieve its financial and other goals, include, but are not limited to, the following:

RISK FACTORS

We have incurred losses in each of the last three years, have received a going concern opinion, and may need additional capital.  The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $25.5 million at October 31, 2002. In 2002, our net loss was $6,875,000.  In 2001, our net loss was $4,843,000. In 2000, our net loss was $3,598,000. In addition, the Company expects to incur losses and negative cash flows for at least the next fiscal year. In connection with the audit of our financial statements for the year ended October 31, 2002, our independent accountants have issued an opinion that included a going concern paragraph that states that we have sustained losses and negative cash flows from operating activity in recent years and may need additional capital to support our future operations.

During fiscal year 2002, the Company raised approximately $4.3 million of additional capital through its Shareholder Rights Offering. As of October 31, 2002, the Company has working capital of $5.6 million and no long-term debt. In January 2003, the Company received a $750,000 commitment from a shareholder to provide additional debt or equity financing through April 2004 depending on the needs of the Company. The Company also believes it has other sources of financing to fund future operations. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to operate at current levels and may not allow the Company to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position, results of operations and cash flows.

We have encountered significantly increased competition from lower priced competitive products. Several of our competitors have introduced lower priced 2D vision inspection systems that present a significant challenge to us. Although these competitors’ products do not include all the features of our Passport™ and Scout™ product lines, they may provide vision inspection solutions for some customers at attractive prices. Although we have introduced a new lower priced, high-performance 2D inspection system, we cannot guarantee that this system will successfully compete in this market.

Our market is characterized by rapidly changing technology and new product development. Our future success depends upon our ability to keep pace with the evolving market for machine vision inspection systems. We need to continue enhancing our current products, developing and introducing new products, responding to changes in customer requirements and achieving market acceptance. Our failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business, results of operations, financial condition and liquidity. Even if we do enhance our current products, develop new products, and remain responsive to our customers, we cannot assure that we will achieve market acceptance.

We are dependent upon a limited number of principal customers. In two of the past three fiscal years, we have had one or more customers that have accounted for ten percent or more of our net revenues. While no customer accounted for ten percent or more of our net revenues in fiscal 2002, during the fiscal year ending October 31, 2001, revenue from Tokyo Weld, Co., Ltd. accounted for 22% of net revenues and revenue from Simac Masic B.V. accounted for 11% of net revenues. We do not have in effect long-term agreements with these customers under which they agree to continue purchasing significant quantities of our products. The loss of, or significant decrease in purchases by, any of our principal customers and subsequent failure to replace those customers could have a material adverse effect on our results of operations.

Our revenues are dependent in part on capital spending in the electronics and semiconductor industries. The electronics and semiconductor industries combined have historically accounted for over 50% of all machine vision industry sales. Capital spending on new manufacturing capacity by these industries has historically been very cyclical and is currently in the midst of a very pronounced down cycle. We have historically received over 60% of our revenue flow from electronic component inspection applications. As such, our revenue results have been adversely affected over the past six quarters and there can be no assurance as to when capital spending in these industries will begin a cyclical upturn. While revenues have increased sequentially each quarter from the quarter ended April 30, 2002 through the quarter ended October 31, 2002, we can not be assured that this trend will continue.

Our future success is dependent upon sales of our SMI™ technology. Over the last five years, we have acquired patent rights for Scanning Moiré Interferometry (“SMI”) technology and incurred significant expenditures in developing this technology. Our SMI technology has been incorporated into our PPT861 inspection system. In order to achieve profitability, we need to successfully introduce the PPT861 and achieve continued revenues from this product line. There can be no assurance that we can do this.

We rely heavily on our proprietary technology, much of which is protected as trade secrets. We rely heavily on our image acquisition and image processing hardware designs, along with proprietary software technology. We have been issued patents, or obtained licenses to patents, in the past on certain technology and have patents pending on new technologies. We currently rely most heavily on protecting our proprietary information as trade secrets. We cannot ensure that the steps we take will be adequate to prevent misappropriation of our technology by third parties. We also cannot be certain that the steps taken will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may “reverse engineer” our products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain based on patents with broad, and often questionable, applications. As the number of our products increases, the markets in which our products are sold expands and the functionality of those products grows and overlaps with products offered by competitors. We have been sued for patent infringement in the past and may be subject to patent infringement claims in the future. In addition to being expensive and time consuming for us, protracted litigation to defend or to prosecute intellectual property could result in some customers deferring or limiting their purchase of our product until resolution of the litigation. Although we do not believe that any of our products or proprietary rights infringe upon the valid rights of third parties, we cannot guarantee that infringement claims will not be asserted against us in the future or that any such claims will not require us to enter into royalty arrangements or result in costly litigation.

Our revenue fluctuates from year to year. We have experienced annual fluctuations in operating results and anticipate that these fluctuations will continue. These fluctuations have been caused by various factors, including the order flow of our principal customers, the timing and acceptance of new product introductions and enhancements and the timing of product shipments. Future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop innovative products, the announcement or introduction of new products by our competitors, our product and customer mix, and the level of competition and overall trends in the economy.

We are dependent on a limited number of outside contractors and suppliers for a substantial portion of our components and assembly needs. We currently contract with third party assembly houses for a substantial portion of our components and assembly needs. Although we inspect these components prior to final assembly, reliance on outside contractors reduces our control over quality and delivery schedules. The failure by one or more of these subcontractors to deliver quality components in a timely manner could have a material adverse effect on our results of operations. In addition, a number of the components integral to the functioning of our products are available from only a single supplier or from a limited number of suppliers. Any interruption in or termination of supply of these components, material changes in the purchase terms, or reductions in their quality or reliability, could have a material adverse effect on our business or results of operations.

A significant portion of our revenue arises from international markets. In the years ending October 31, 2002, 2001 and 2000, sales of our products to customers outside of the United States accounted for approximately 37%, 55% and 48%, respectively, of our net revenues. We anticipate that international revenue will continue to account for a significant portion of our net revenues. Our operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render our products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

The costs to remain competitive may adversely affect our financial performance. We compete with other vendors of machine vision systems, some of which have greater financial and other resources than we do. We cannot be sure that we will be able to compete successfully in the future. In addition, to remain competitive we may be required to incur significant costs to increase our engineering research, development, marketing and customer service efforts. Competitive pressures may result in price erosion or other factors that adversely affect our financial performance.

We are dependent on key personnel. Our success depends in large part upon the continued services of many of our highly-skilled personnel involved in management, research and product development and sales. We must also be able to attract and retain additional highly-qualified employees. The loss of services of these key personnel could have a material adverse effect on us. We do not have key-person life insurance on any of our employees.

We may be unable to utilize our net operating loss if we fail to generate sufficient taxable income. The utilization of the net operating loss carryforward is dependent upon our ability to generate sufficient taxable income during the carryforward period. In fiscal 2002, there was no tax provision due to the net loss for the period. At October 31, 2002, we had available net operating loss and tax credit carryforwards for income tax purposes of approximately $23.7 million and $0.8 million, respectively. These carryforwards expire in the years ending October 31, 2003 through October 31, 2022.

Our Common Stock may be subject to delisting from Nasdaq if the stock fails to achieve and maintain, for 10 days, a price of $1.00 per share. Under the rules of the Nasdaq Small Cap Market, we are subject to delisting of our Common Stock if it fails to maintain a bid price of $1.00 per share or the market value of our publicly held shares is less than $5,000,000 for any 30-day period, subject to a 180-day grace period during which we would need to achieve the criteria for 10 consecutive trading days. On September 3, 2002 we were notified that we were not in compliance with the $1.00 share price requirement. We were provided a 180-day grace period through March 3, 2003. If we fail to meet the Nasdaq criteria at the end of grace period Nasdaq will determine whether the Company meets the initial listing criteria for the Nasdaq Small Cap Market requiring issuers to have stockholders’ equity in excess of $5 million. The Company’s stockholder equity at October 31, 2002 is $9.6 million. If the Company meets this requirement, an additional 180-day grace period will be provided to demonstrate compliance. If the Company fails to meet these requirements in the future, our common stock will be subject to delisting from the Nasdaq Small Cap Market.

EXECUTIVE OFFICERS AND OTHER KEY MEMBERS OF MANAGEMENT

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Joseph C. Christenson	44	President, Director
Arye Malek	46	Vice President and General Manager, Microelectronics Systems Division
David L. Friske	58	Vice President, Manufacturing
Timothy C. Clayton	48	Chief Financial Officer

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

Timothy C. Clayton was elected Chief Financial Officer of the Company in November 2002. Mr. Clayton serves as a consultant to the Company and is a principal of the firm Emerging Capital, a financial consulting and merger and acquisition advisory firm that he founded in September 2000. From November 1997 until September 2000, Mr. Clayton was Executive Vice President, Chief Financial Officer and Treasurer of Building One Services Corp. Prior to Building One Services, Mr. Clayton was a partner with Price Waterhouse, LLP.

Item 2. DESCRIPTION OF PROPERTIES

The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. The Company also leases space for its regional sales and support offices in Massachusetts and Michigan.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company’s Common Stock trades on the Nasdaq Small Cap Market under the symbol “PPTV”. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by Nasdaq.

	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2002
First Quarter	$1.64	$1.27
Second Quarter	1.48	0.96
Third Quarter	1.10	0.65
Fourth Quarter	1.04	0.60

FISCAL YEAR ENDED OCTOBER 31, 2001
First Quarter	$4.39	$2.75
Second Quarter	4.63	2.38
Third Quarter	3.50	2.10
Fourth Quarter	2.33	1.35

HOLDERS

On January 13, 2003, there were approximately 650 holders of record of the Company’s Common Stock. This figure does not reflect more than 1,700 beneficial stockholders whose shares are held in nominee names.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table below presents the Company’s Equity Compensation Plan information as of October 31, 2002

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	842,384	$2.86	299,512

The Company has three equity compensation plans: its 1988 Stock Option Plan, its 1997 Stock Option Plan and its 2000 Stock Option Plan. The table above does not include an additional 600,000 shares that have been authorized under the 2000 Stock Option Plan, but are subject to shareholder approval at the Company’s 2003 Annual Meeting of Shareholders.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based on the Company’s accompanying financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting period. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its consolidated financial statements to be:

•  revenue recognition;

•  estimating valuation allowances, specifically the allowance for doubtful accounts and inventory; and

•  valuation and useful lives of long-lived and intangible assets.

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and some 3D machine vision sensors and systems. Some 3D machine vision system sales, however, may include post-shipment obligations or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified performance requirements at the customer’s site. In these cases, revenue is not recognized until these obligations have been satisfied and there is objective evidence that the applicable contract terms have been met. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Due to the higher selling price of certain 3D machine vision systems, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.

Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age and considering specific factors about the individual customer’s financial condition. When it is deemed probable that all or a portion of a customer’s account is uncollectible, a corresponding amount is added to the reserve.

Management establishes valuation reserves on inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based on assumptions about future product demand and market conditions. In view of the rapid pace of technological change in the machine vision industry, the Company generally considers inventory that has had no usage for one year to be obsolete. In addition, changes in the Company’s product offerings or those of their competitors, may also result in excess or obsolete inventory levels. Accordingly, these factors will also be considered in the determination of the market value of inventory.

In fiscal 2002, the Company’s analysis of the net realizable value of its inventories included consideration of a variety of factors, including existing inventory quantities, historical usage, expected future demand, the effect of technological advances and the impact of newly-introduced products. As a result of these analyses, the Company recorded a provision of $500,000.

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

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 2002 to Year Ended October 31, 2001

Net Revenues decreased 43.6% to $7.5 million in fiscal 2002 from $13.3 million in fiscal 2001. Unit sales of the Company’s machine vision systems decreased to 234 in fiscal 2002 versus 688 in fiscal 2001. Net revenues decreased primarily due to a significant downturn in the level of purchases of capital equipment in the manufacturing sector of the global economy. This economic downturn was particularly pronounced in the Company’s core markets, including electronics and automotive. Sales to customers outside the United States represented 37% of net revenues in fiscal 2002, compared to 55% in fiscal 2001. Average selling prices in fiscal 2002 were 65% higher on a per unit basis when compared to fiscal 2001 due to a significant decrease in international sales, which generally occur through distributors at lower average sales prices. In addition, in fiscal 2001 the Company  had sales to one customer that provided lower unit pricing due to the significant volume purchased by that customer.

Gross Profit decreased 55.9% to $3.0 million in fiscal 2002 from $6.8 million in fiscal 2001. Gross profit as a percentage of net revenues for fiscal 2002 decreased to 40.6% compared to 50.7% in fiscal 2001. The decrease in gross profit and gross profit margin is primarily as a result of the decrease in net revenues, but also as a result of recording a provision for excess and obsolete inventory of $500,000 and a loss related to a purchase commitment of $215,000 in fiscal 2002.

Selling Expenses decreased 18.2% to $3.6 million in fiscal 2002, compared to $4.4 million in fiscal 2001. This decrease is the result of cost-control measures implemented at the end of fiscal 2001. As a percentage of net revenues, fiscal 2002 selling expenses increased to 48.6%, compared with 33.1% in fiscal 2001. The percentage increase is due to lower fiscal 2002 revenues.

General and Administrative Expenses decreased 18.2% to $1.8 million in fiscal 2002, compared to $2.4 million in fiscal 2001. As a percentage of net revenues, general and administrative expenses increased to 24.0% for fiscal 2002, compared to 18.0% for fiscal 2001. The decrease in general and administrative expenses reflects the cost-cutting measures implemented by the Company in fiscal 2001 to lower its cost structure primarily through reductions in the number of employees and by aggressively reducing discretionary spending. The increase in general and administrative expenses as a percentage of revenues reflects the lower fiscal 2002 revenues.

Research and Development Expenses decreased 8.0% to $4.6 million in fiscal 2002, from $5.0 million in fiscal 2001. Research and development expenses as a percentage of net revenues for fiscal 2002 increased to 61.3%, compared to 37.6% for fiscal 2001. The decrease in research and development spending reflects the Company’s effort to control operating costs in a weak economic environment, while still supporting an aggressive new product development agenda focused both on its 2D and 3D technology.

Interest Income decreased to $60,000 in fiscal 2002, compared to $72,000 in fiscal 2001. The decrease in interest income is due to the decline in balances of cash, cash equivalents and investments.

Income Tax Benefit (Expense): There was no tax provision or benefit for fiscal 2002 or 2001 due to the net loss in the period.

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

General and Administrative Expenses decreased slightly to $2.4 million in fiscal 2001, compared to $2.5 million in fiscal 2000. As a percentage of net revenues, general and administrative expenses increased to 18.0% for fiscal 2001, compared to 13.7% for fiscal 2000. The decrease in general and administrative expenses reflects the cost cutting measures implemented by the Company in fiscal 2001 to lower its cost structure. The increase in general and administrative expenses as a percentage of revenues reflects the lower fiscal 2001 revenues.

Research and Development Expenses decreased 6.8% to $5.0 million in fiscal 2001, from $5.3 million in fiscal 2000. Research and development expenses as a percentage of net revenues for fiscal 2001 increased to 37.2%, compared to 29.2% for fiscal 2000. The slight decrease in research and development spending reflects the Company’s effort to control operating costs in a weak economic environment, while still supporting an aggressive new product development agenda focused both on its 2D and 3D technology.

Interest and Other Income decreased to $177,000 in fiscal 2001, compared to $540,000 in fiscal 2000. The decrease in interest income is due to the decline in balances of cash, cash equivalents and investments.

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

The Company believes that cash generated from operations together with the cash provided by this Rights Offering will be sufficient to provide the majority of the cash necessary to meet its working capital and capital resource obligations through the next twelve months based on the anticipated level of sales and operating expenses. However, the Company believes that it will need to obtain additional financing within the next 18 months to fund its operating plan which anticipates revenue growth and a need for cash to provide working capital. In order to provide for these cash needs, in January 2003, the Company obtained a $750,000 commitment from a shareholder to provide debt or equity financing through April of 2004 depending on the Company’s needs.

As of October 31, 2002, the Company had working capital of $5.6 million and no long-term debt. The Company believes that a variety of financing alternatives are available including lowering the exercise price of the 2.25 million outstanding warrants, the issuance of additional stock to the public or to strategic partners, customer or vendor financing, customer-sponsored research and development projects or external borrowing against our accounts receivable and inventory.

There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to operate at current levels and may not allow the Company to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position, results of operations and cash flows.

The Company financed its operations during fiscal 2002 through internally generated cash flow, existing cash and cash equivalents and from the cash generated from the Shareholder Rights Offering. Net cash used in operating activities during fiscal 2002 was $4.5 million. Accounts receivable decreased $332,000 primarily due to lower net revenues in fiscal 2002 as compared with 2001 and strong collections. Inventories decreased $739,000 during fiscal 2002 due to lower levels of inventory purchases, the utilization of existing inventory items and as the result of the recognition of an inventory valuation reserve for inventory with market values below cost. Accounts payable and accrued expenses increased by $298,000 while deferred revenue decreased $261,000 from the prior year end.

Net cash provided by investing activities was $203,000, primarily due to the sale of investments, net of fixed asset additions. During fiscal 2002, fixed asset additions totaled $255,000 in comparison with $676,000 in fixed asset additions realized for the same period in fiscal 2001. Fixed asset additions in fiscal 2003 are expected to be at levels comparable with fiscal 2002.

Net cash provided by financing activities was $4.4 million for fiscal 2002, primarily from the completion of the Shareholder Rights Offering during the year. This Offering raised approximately $4.3 million. The remainder of the cash generated was from sales of stock through the employee stock purchase plan. In fiscal 2001, the Company generated $58,000 of cash from financing activities all from the issuance of stock under the employee stock purchase plan.

The Company incurred a net loss of $6,875,000 for fiscal 2002, and has an accumulated deficit of $25.5 million as of October 31, 2002. There can be no assurance that the Company will not incur additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future.

The Company does not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance-sheet financial arrangements. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such arrangements.

The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. Annual rental and common area maintance (CAM) payment obligations are approximately $1.0 million in the aggregate.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142, effective for fiscal years beginning after

December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. Management believes that the adoption of SFAS No. 142 effective November 1, 2002 will have no impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”. SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management believes the adoption of SFAS No. 144 effective November 1, 2002, will not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and one-time termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including restructuring, be recognized and measured at fair value when the liability is incurred, instead of the commitment date. Management believes that the adoption of SFAS No. 146 effective November 1, 2002 will have no impact on our financial position, results of operations or cash flows as the provisions apply prospectively. However, adoption may change the timing of the Company’s recognition of certain of these costs in the future.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during each of the years ended October 31, 2002 and 2001.

Quantitative and Qualitative Disclosures About Market Risk

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2002 due to the short maturities of these instruments.

INTEREST RATE RISK

The Company’s cash and cash equivalents represent investments purchased with original maturities of three months or less. Investments having original maturities in excess of three months are stated at amortized cost, which approximates fair value, and are classified as available-for-sale. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2002, as well as the Company’s policy of holding rate-sensitive instruments to maturity, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

FOREIGN CURRENCY EXCHANGE RATE RISK

Historically, the Company’s international sales, which are primarily in Europe, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. However, during fiscal 2000 the Company entered into forward foreign exchange contracts in Japanese Yen to hedge currency exposures associated with specific contracts denominated in Japanese Yen. These contracts were used to reduce the Company’s risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset the exchange rate losses or gains on the underlying contracts. The Company does not engage in foreign currency speculation. At October 31, 2002, the Company had no foreign exchange contracts outstanding.

Item 7. FINANCIAL STATEMENTS

The financial statements are listed in Item 13 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: Compliance with Section 16(a) of the Exchange Act.

Information required under this item with respect to directors is contained in the section “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2003 Proxy Statement”), a definitive copy of which will be filed within 120 days of October 31, 2002 and is incorporated herein by reference.

Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled “Executive Compensation and Other Information,” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the section entitled “Certain Transactions” in the Company’s 2003 Proxy Statement and is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as Part of this Report

(1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-KSB.

(2) LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of PPT Vision, Inc. as currently in effect

3.2	By-Laws of PPT Vision (incorporated by reference to Exhibit 3.2 of 1996 Form 10-K)

4.1

Preferred Stock Purchase Rights Agreement, as amended (incorporated by reference to Exhibit 1 to June 17, 1999 Registration Statement on Form 8-A, as amended by Exhibit 1 to October 19, 1999 Amendment No. 1 to Registration Statement on Form 8-A/A and as amended by amendment No. 1 to March 11, 2002 Amendment No. 2 to Registration Statement on Form 8-A/A.)

10.1	Employment Agreement with Joseph C. Christenson dated as of May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.2	Employment Agreement with Arye Malek dated as of May 1, 1990 (incorporated by reference from Exhibit 10.7 to May 15, 1996 Form S-2)

10.3*	PPT VISION, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.4*	PPT VISION, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.5*	PPT VISION, Inc. 2000 Stock Option Plan

10.6	Lease Agreement dated July 17, 1998 for facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.7 of 1999 Form 10-K)

10.7	First Amendment of Lease dated October 16, 1999 for Facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.8 of 1999 Form 10-K)

10.8	Commitment letter dated January 9, 2003 from P.R. Peterson to PPT VISION, Inc.

21	The Company has no subsidiaries

23	Consent of PricewaterhouseCoopers LLP

99.1	Certifications

*Indicates compensatory plan

(b) Reports on Form 8-K — None

Item 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph Christenson, and Chief Financial Officer, Timothy Clayton have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, INC.

Date : February 4, 2003	By:	/s/Joseph C. Christenson
Joseph C. Christenson
(Principal Executive Officer)

Signatures and Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Joseph C. Christenson as his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Date: February 4, 2003	/s/ Joseph C. Christenson
Joseph C. Christenson
President, Director
(Principal Executive Officer)

Date: February 4, 2003	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Accounting Officer)

Date: February 4, 2003	/s/ Robert W. Heller, Director
Robert W. Heller, Director

Date: February 4, 2003	/s/ David C. Malmberg, Director
David C. Malmberg, Director

Date: February 4, 2003	/s/ Peter R. Peterson, Director
Peter R. Peterson, Director

Date: February 4, 2003	/s/ Benno G. Sand, Director
Benno G. Sand, Director

Certifications

I, Joseph C. Christenson, certify that:

1.        I have reviewed this annual report on Form 10-KSB of PPT Vision, Inc.;

2.                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 4, 2003	/s/Joseph C. Christenson
President

I, Timothy C. Clayton, certify that:

1.                       I have reviewed this annual report on Form 10-KSB of PPT Vision, Inc.;

2.                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 4, 2003	/s/Timothy C. Clayton
Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of PPT VISION, Inc.

In our opinion, the financial statements listed in the accompanying index on page 18 present fairly, in all material respects, the financial position of PPT VISION, Inc. at October 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained losses and negative cash flows from operating activities in recent years and may require additional capital to support future operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 6, 2002, except as to Note 3 which is as of January 9, 2003

INCOME STATEMENTS

YEAR ENDED OCTOBER 31,	2002	2001	2000
Net revenues	$7,474,000	$13,326,000	$18,272,000
Cost of sales	4,436,000	6,566,000	8,162,000
Gross profit	3,037,000	6,760,000	10,110,000
Expenses:
Selling	3,609,000	4,408,000	4,710,000
General and administrative	1,781,000	2,409,000	2,511,000
Research and development	4,583,000	4,963,000	5,327,000
Non-recurring charges	—	—	1,700,000
Total expenses	9,973,000	11,780,000	14,248,000
Loss from operations	(6,935,000)	(5,020,000)	(4,138,000)
Interest and other income	60,000	177,000	540,000
Net loss	$(6,875,000)	$(4,843,000)	$(3,598,000)
Net loss per share:
Basic	$(0.90)	$(0.88)	$(0.67)
Diluted	$(0.90)	$(0.88)	$(0.67)
Weighted average shares outstanding:
Basic	7,631,000	5,492,000	5,346,000
Diluted	7,631,000	5,492,000	5,346,000

The accompanying notes are an integral part of the financial statements

BALANCE SHEETS

YEAR ENDED OCTOBER 31,	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$2,932,000	$2,805,000
Investments	—	502,000
Accounts receivable, net	1,843,000	2,175,000
Inventories, net	1,853,000	2,592,000
Other current assets	294,000	228,000
Total current assets	6,922,000	8,302,000
Fixed assets, net	1,417,000	2,116,000
Intangible assets, net	2,545,000	2,885,000
Other assets, net	53,000	53,000
Total assets	$10,937,000	$13,356,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$676,000	$494,000
Accrued expenses	593,000	478,000
Deferred revenue	24,000	286,000
Total current liabilities	1,293,000	1,258,000

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; authorized 10,000,000 shares, none outstanding
Common stock $.10 par value; authorized 20,000,000 and 10,000,000 shares; issued and outstanding 10,067,950 and 5,479,782 shares	1,007,000	551,000
Capital in excess of par value	34,094,000	30,117,000
Accumulated deficit	(25,457,000)	(18,582,000)
Accumulated other comprehensive income	—	12,000
Total shareholders’ equity	9,644,000	12,098,000
Total liabilities and shareholders’ equity	$10,937,000	$13,356,000

The accompanying notes are an integral part of the financial statements

STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31,	2002	2001	2000
Net loss	$(6,875,000)	$(4,843,000)	$(3,598,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,336,000	1,404,000	1,189,000
Stock based compensation	20,000	—	—
Provision for excess and obsolete inventories	500,000	—	—
Accrued interest income	—	2,000	59,000
Realized gain (loss) on sales of investments	(12,000)	74,000	1,000
Change in assets and liabilities:
Accounts receivable	332,000	3,027,000	(1,911,000)
Inventories	239,000	298,000	(699,000)
Other assets	(66,000)	97,000	(34,000)
Restricted cash	—	400,000	(400,000)
Accounts payable	182,000	(1,059,000)	182,000
Accrued expenses	115,000	(227,000)	(598,000)
Deferred revenue	(262,000)	3,000	283,000
Total adjustments	2,384,000	4,019,000	(1,928,000)
Net cash used in operating activities	(4,491,000)	(824,000)	(5,526,000)
Cash flows from investing activities:
Purchase of fixed assets	(255,000)	(676,000)	(1,060,000)
Purchase of investments	—	—	(2,643,000)
Sales and maturities of investments	502,000	2,506,000	7,797,000
Net investment in other long-term assets	(42,000)	(77,000)	(107,000)
Net cash provided by investing activities	205,000	1,753,000	3,987,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	4,413,000	58,000	1,222,000
Net cash provided by financing activities	4,413,000	58,000	1,222,000
Net increase (decrease) in cash and cash equivalents	127,000	987,000	(317,000)
Cash and cash equivalents at beginning of year	2,805,000	1,818,000	2,135,000
Cash and cash equivalents at end of year	$2,932,000	$2,805,000	$1,818,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income tax	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of the financial statements

STATEMENTS OF SHAREHOLDERS’ EQUITY

	COMMON SHARES	STOCK AMOUNT	CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED (DEFICIT)	TOTAL SHAREHOLDERS’ EQUITY
October 31, 1999	5,256,275	$526,000	$28,862,000	$(76,000)	$(10,141,000)	$19,171,000
Stock issued through the exercise of stock options	19,275	2,000	69,000			71,000
Stock issued through the employee stock purchase plan	34,232	3,000	128,000			131,000
Issuance of common stock	170,000	17,000	1,003,000			1,020,000
Comprehensive loss:
Net loss					(3,598,000)	(3,598,000)
Change in unrealized gain (loss) on investments				76,000		76,000
Total comprehensive loss						(3,522,000)
October 31, 2000	5,479,782	548,000	30,062,000	—	(13,739,000)	16,871,000
Stock issued through the employee stock purchase plan	32,336	3,000	55,000			58,000
Comprehensive loss:
Net loss					(4,843,000)	(4,843,000)
Change in unrealized gain (loss) on investments				12,000		12,000
Total comprehensive loss						(4,831,000)
October 31, 2001	5,512,118	551,000	30,117,000	12,000	(18,582,000)	12,098,000
Stock based compensation			20,000			20,000
Stock issued through the employee stock purchase plan	71,971	7,000	48,000			55,000
Stock issued in Shareholder Rights Offering, net of offering costs	4,483,861	449,000	3,909,000			4,358,000
Comprehensive loss:
Net loss					(6,875,000)	(6,875,000)
Change in unrealized gain (loss) on investments				(12,000)		(12,000)
Total comprehensive loss						(6,887,000)
October 31, 2002	10,067,950	$1,007,000	$34,094,000	$—	$(25,457,000)	$9,644,000

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND OPERATIONS

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Machine vision-based inspection systems enable manufacturers to increase the quality of manufactured parts and improve the productivity of manufacturing processes. The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries. The Company’s SpeedScan 3D™ sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™ technology is sold to original equipment manufacturers for specific applications. The Company’s PPT861™ 3D scanning system, which uses the Company’s SpeedScan 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to end-user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and some 3D machine vision sensors and systems. Some 3D machine vision system sales, however, may include post-shipment obligations or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified performance requirements at the customer’s site. In these cases, revenue is not recognized until these obligations have been satisfied and there is objective evidence that the applicable contract terms have been met. In situations where equipment is shipped but revenue and the related receivable are not recognized, the cost of the equipment is included in inventories on our balance sheet.

The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed.

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

ACCOUNTS RECEIVABLE

Accounts receivable are shown net of allowance for doubtful accounts of $133,000 at October 31, 2002, and $108,000 at October 31, 2001.

INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (“FIFO”) basis. As of October 31, inventories consist of the following:

	2002	2001
Manufactured and purchased parts	$1,338,000	$2,126,000
Work-in-process	450,000	436,000
Finished goods	65,000	30,000
Totals	$1,853,000	$2,592,000

The Company does not maintain a finished goods inventory for expected orders. The Company builds finished systems only when a firm sales order is in place for the purchase of a system. The finished goods on hand at the end of fiscal 2002 and 2001 were consignment inventory.

In view of the rapid pace of technological change in the machine vision industry, the Company may reduce the carrying value of its inventories for excess or obsolete inventories. In fiscal 2002, the Company’s analysis of the net realizable value of its inventories included consideration of a variety of factors including existing inventory quantities, historical usage, expected future demand, the effect of technological advances and the impact of newly introduced products. As a result of its analysis, the Company recorded a provision for excess and obsolete inventories of $500,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

INTANGIBLE ASSETS

Intangible assets at October 31, 2002 and October 31, 2001, consisted of the following:

	2002	2001
Patent and trademark	$3,652,000	$3,615,000
Less accumulated amortization	(1,107,000)	(730,000)
Totals intangible assets	$2,545,000	$2,885,000

Patent and trademark costs are amortized over five to ten years. The patent and trademark balance includes $3,041,000 representing the cost to acquire United States Patent No. 5,646,733 (“Scanning Phase Measurement Method and System for an Object at a Vision Station”), which was purchased from a third party company in fiscal year 1998. The Company commenced amortizing Patent No. 5,646,733 in June 2000 in conjunction with the shipment of production product utilizing the underlying technology. As of October 31, 2002 the Company has recorded $753,000 of amortization expense related to Patent No. 5,656,733.

OTHER ASSETS

Other assets at October 31, 2002 and October 31, 2001, represent an investment of $53,000 in Electro-Sensors, Inc. a related party shareholder of the Company. The Company’s percentage ownership is less than 1% of Electro-Sensors, Inc. outstanding common stock. There are no commitments or obligations associated with this investment.

FIXED ASSETS

Fixed assets consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset and for tax purposes over five and ten years using accelerated and straight-line methods. At October 31, furniture, fixtures and equipment consisted of the following:

	2002	2001
Equipment	$6,949,000	$6,694,000
Furniture and fixtures	972,000	972,000
	7,921,000	7,666,000
Less accumulated depreciation	(6,504,000)	(5,550,000)
Totals fixed assets	$1,417,000	$2,116,000

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

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method prescribed in SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

EARNINGS PER SHARE

Basic earnings per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the fiscal reporting periods.

	2002	2001	2000
Net loss	$(6,875,000)	$(4,843,000)	$(3,598,000)
Weighted average shares outstanding – basic	7,630,660	5,492,000	5,346,000
Dilutive effect of stock options	—	—	—
Weighted average shares outstanding – diluted	7,630,660	5,492,000	5,346,000
Basic net loss per share	$(0.90)	$(0.88)	$(0.67)
Diluted net loss per share	$(0.90)	$(0.88)	$(0.67)

At October 31, 2002, 2001 and 2000, options to purchase 842,000, 740,000 and 788,000, shares of the Company’s common stock respectively, and warrants to purchase 2,267,000, 25,000 and 25,000 shares of the Company’s common stock respectively, were not included in the calculation of diluted earnings per share. As the Company had a net loss, the inclusion of the aforementioned shares would have been anti-dilutive.

STOCK OPTIONS

The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” regarding disclosure of pro forma information for stock compensation. As permitted by Statement No. 123, the Company measures compensation cost using the methods described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the purchase method of accounting be used for all business combinations completed after June 30, 2001 and clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. Management believes that the adoption of SFAS No. 142 effective November 1, 2002 will have no impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets.” SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management believes the adoption of SFAS No. 144 effective November 1, 2002, will not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and one-time termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including restructuring, be recognized and measured at fair value when the liability is incurred, instead of the commitment date. Management believes that the adoption of SFAS No. 146 effective November 1, 2002 will have no impact on our financial position, results of operations or cash flows as the provisions apply prospectively. However, adoption may change the timing of the Company’s recognition of certain of these costs in the future.

NOTE 3: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $25.5 million at October 31, 2002. During fiscal year 2002, the Company raised approximately $4.3 million through its Shareholder Rights Offering (see Note 4) to provide for these capital needs and as of  October 31, 2002, the Company had $2.9 million of cash, $5.6  million of working capital and no long-term debt. However, the Company expects to incur losses and negative cash flows for at least the next fiscal year and the continued execution of the Company’s business plan is dependent upon raising sufficient capital to support future operations.

In order to address the need for additional capital, in January 2003, the Company obtained a letter of commitment from a shareholder to provide up to $750,000 in either debt or equity financing through April 2004 depending on the needs of the Company. The Company also believes that other sources of financing are available to fund future operations including lowering the exercise price of the 2.25 million outstanding warrants, sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners. There can be no assurance, however, that other sources of financing or capital will be available on acceptable terms or at all. The failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to operate at current levels and may not allow the Company to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position, results of operations and cash flows.

NOTE 4: SHAREHOLDER RIGHTS OFFERING

In order to satisfy the Company’s anticipated working capital and capital resources needs, the Company initiated a Shareholder Rights Offering (“Offering”) during the second quarter of fiscal 2002. The Offering closed on May 10, 2002. In the Offering, the Board of Directors authorized the sale of 5.5 million units at $1 per unit to existing shareholders. Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock. The warrants are exercisable at $2.50 until September 30, 2003. As a result of the Offering, the Company issued approximately 4,484,000 shares of common stock and approximately 2,242,000 warrants to purchase a share of common stock at $2.50 per share. The net proceeds to the Company were approximately $4.3 million after Offering expenses. The issuance of the shares of stock and warrants and the related receipt of cash have been reflected in the accompanying financial statements.

NOTE 5: CUSTOMER INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

During 2001, revenue from one customer accounted for 22% of net revenues and revenue from one other customer accounted for 11% of net revenues. During 2000, revenue from one customer accounted for 17% of net revenues and revenue from one other customer accounted for 12% of net revenues. No individual customers accounted for 10% of net revenues in fiscal 2002.

At October 31, 2002, one customer accounted for 14% of total accounts receivable. At October 31, 2001, two customers accounted for 22% and 11% of total accounts receivable, respectively.

CUSTOMER GEOGRAPHIC DATA

United States and export sales by geographic region as a percentage of net revenues at October 31 are as follows:

	2002	2001	2000
United States	63%	45%	52%
Europe & Canada	12%	13%	12%
Asia-Pacific	23%	40%	31%
South America	2%	2%	5%

NOTE 6: ACCRUED EXPENSES

Accrued expenses at October 31, include:

	2002	2001
Employee stock purchase plan payroll deductions	84,000	69,000
Accrued compensation	74,000	66,000
Sales and use taxes payable	26,000	96,000
Severance and office closure costs	66,000	52,000
Loss on purchase commitments	215,000	—
Other	128,000	195,000
Totals	$593,000	$478,000

NOTE 7: COMMON STOCK OPTIONS AND WARRANTS

Under the Company’s 2000 Stock Option Plan, 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 1,600,000 shares of common stock to employees and directors. Options are granted at the fair market value on the date of grant. The granting of options and their vesting is within the discretion of the Company’s Board of Directors.

A summary of stock options issued and outstanding under these plans is as follows:

	NUMBER OF SHARES	WEIGHTED AVG. OPTION PRICE
Balance at October 31, 1999	671,425	$5.78
Granted	274,650	$4.23
Exercised	(19,275)	$3.67
Forfeited	(138,500)	$5.89
Balance at October 31, 2000	788,300	$5.25
Granted	144,900	$2.38
Forfeited	(193,432)	$4.33
Balance at October 31, 2001	739,768	$4.97
Granted	373,850	$1.10
Cancelled	(211,650)	$6.88
Forfeited	(59,584)	$6.23
Balance at October 31, 2002	842,384	$2.86

In fiscal year 2002, pursuant to an option exchange program approved by the Company’s Board of Directors, the Company allowed employees to cancel any or all of their current stock options which were issued pursuant to the 1988 or 1997 plans and which had exercise prices of $5 per share or greater in exchange for a grant of the same number of stock options cancelled in six months and one day from the date of cancellation at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Under this program, 211,650 stock options were voluntarily cancelled at a weighted average option price of $6.88 and 211,650 stock options were subsequently granted at an option price of $0.90. This option exchange resulted in variable accounting for 25,000 of the stock options granted under the program. Variable accounting will continue until all stock options subject to variable accounting are exercised, cancelled or forfeited. As of October 31, 2002, 24,000 stock options remain under variable accounting treatment. There was no income statement impact from this variable accounting treatment during fiscal year 2002.

The estimated weighted average grant-date fair value of stock options granted is as follows: 2002— $0.94, 2001 - $1.76, and 2000 - $2.56.

Had the Company’s stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of SFAS No. 123, the Company’s net loss and loss per share for fiscal years 2002, 2001 and 2000 would have been adjusted to the pro forma amount indicated below:

FISCAL YEAR ENDED OCTOBER 31,		2002	2001	2000
Net loss	As reported	$(6,875,000)	$(4,843,000)	$(3,598,000)
	Pro forma	$(7,219,000)	$(5,303,000)	$(4,198,000)
Basic and diluted loss per share	As reported	$(0.90)	$(0.88)	$(0.67)
	Pro forma	$(0.95)	$(0.97)	$(0.79)

The following table summarizes stock options outstanding and exercisable at October 31, 2002.

	OUTSTANDING			EXERCISABLE
Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$ 0.85 - $ 1.41	353,850	6.45	$1.09	0	$—
$ 2.13 - $ 3.34	77,050	5.36	$2.55	33,553	$2.65
$ 3.56 - $ 3.91	264,584	4.03	$3.73	219,930	$3.76
$ 4.19 - $ 6.19	120,500	4.38	$5.15	60,187	$5.11
$ 6.81 - $12.00	26,400	1.99	$7.64	25,150	$7.67
	842,384	5.16	$2.84	338,820	$4.18

The fair value of options granted under the Company’s fixed stock option plans during fiscal 2002, 2001 and 2000 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for the fiscal periods ending October 31, were as follows:

FISCAL YEAR ENDED OCTOBER 31,	2002	2001	2000
Risk free interest rates	4.0%	4.2%	5.1%
Expected lives	6.0	6.0	6.0
Expected volatility	115%	85%	59%
Expected dividends	0%	0%	0%

Pro forma compensation cost related to shares purchased under the Company’s Employee Stock Purchase Plan is measured based on the discount from market value.

As of October 31, 2002 there are warrants outstanding to purchase 2,267,000 shares of the Company’s common stock. In May 2002, in connection with the Company’s Shareholder Rights Offering, the Company issued warrants to purchase 2,242,000 shares of the Company’s common stock at a price of $2.50 per share, all of which expire on September 30, 2003. In September of 1997, the Company issued a warrant to purchase 25,000 shares of common stock with an exercise price of $12.00 and an expiration date of September of 2004.

NOTE 8: EMPLOYEE STOCK PURCHASE PLAN

In March 2000, shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the “2000 Plan”) to replace the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which by its terms expired during 2000. The 2000 Plan provides for the purchase of up to 150,000 shares of common stock during a five-year annual offering period beginning June 1, 2000. Under the terms of the 2000 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each annual offering period. The 1995 Plan had similar provisions.

The first phase of the 2000 Plan began on June 1, 2000 and employees were granted the right to purchase 53,354 shares at $3.88 per share. The first phase of the 2000 Plan ended on May 31, 2001 and employees purchased 32,336 shares at $1.81 per share. The second phase of the 2000 Plan began on June 1, 2001 and employees were granted the right to purchase 110,652 shares at $1.81 per share. The second phase of the 2000 Plan ended on May 31, 2002 and employees purchased 71,971 shares at $0.76 per share.

In fiscal 2003, the Company’s Board of Directors amended the Plan to increase the number of shares authorized from 150,000 to 300,000 shares subject to shareholder approval at the 2003 Annual Meeting of Shareholders.

NOTE 9: SHAREHOLDER RIGHTS PLAN

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

In October 1999, the Company’s Board of Directors amended the terms of the Rights Plan to enable Mr. P.R. Peterson, a member of the Board of Directors of the Company, to purchase up to 30% of the common stock of the Company without being deemed an “Acquiring Person” within the meaning of the Rights Agreement. In March, 2002, the Company amended the terms of the Rights Plan to exclude Mr. Peterson completely from the definition of Acquiring Person, regardless of his share ownership.

NOTE 10: OPERATING LEASES

The Company leases facilities and equipment under non-cancelable operating lease agreements. Rent expense was $810,000, $762,000, and $729,000 in 2002, 2001, and 2000 respectively. Minimum future rental payments due under non-cancelable operating lease agreements are as follows:

2003	704,000
2004	694,000
2005	693,000
2006	638,000
2007	627,000
Thereafter	836,000
Total	$4,192,000

NOTE 11: EMPLOYEE SAVINGS PLAN

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

The Company’s contributions under this program were approximately $39,000, $188,000, and $199,000 for the years ended October 31, 2002, 2001, and 2000, respectively. Company contributions in fiscal 2002 were funded through accumulated forfeitures of unvested Company contributions and therefore there was no expense recorded in fiscal year 2002.

NOTE 12: INCOME TAXES

The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes for the fiscal periods ended October 31, as follows:

	2002	2001	2000
Expected tax benefit at statutory rate	$(2,338,000)	$(1,643,000)	$(1,223,000)
State income tax benefit, net of federal tax effect	(272,000)	(191,000)	(142,000)
Permanent differences	7,000	7,000	7,000
Tax credits and other	(17,000)	(87,000)	110,000
Increase in valuation allowance	2,620,000	1,914,000	1,248,000
Total income tax expense (benefit)	$—	$—	$—

Deferred tax assets (liabilities) are comprised of the following at October 31:

YEAR ENDED OCTOBER 31,	2002	2001
Depreciation	$207,000	$141,000
Net operating loss carryforwards	8,303,000	6,062,000
Income tax credits	1,263,000	1,205,000
Inventory Allowances	209,000	—
Other	72,000	26,000
Total deferred tax assets before valuation allowance	10,054,000	7,434,000
Less valuation allowance	(10,054,000)	(7,434,000)
Net deferred tax asset	$—	$—

At October 31, 2002, the Company has available federal net operating loss and tax credit carryforwards for income tax purposes of approximately $23.7 million and $.8 million, respectively. These carryforwards expire in the years ending October 31, 2003 through October 31, 2022.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

NOTE 13: NON-RECURRING CHARGES

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

NOTE 14: QUARTERLY FINANCIAL INFORMATION–UNAUDITED–in thousands

	Net Sales			Gross Profit			Net Loss			Basic and Diluted Net Loss Per Share
Quarter	2002	2001	%Change	2002	2001	%Change	2002	2001	%Change	2002	2001	%Change
First	$1,655	$4,801	(66)%	$721	$2,562	(72)%	$(1,580)	$(446)	(254)%	$(0.29)	$(0.08)	(362)%
Second	1,606	4,438	(64)%	802	2,381	(66)%	(1,612)	(597)	(170)%	(0.29)	(0.11)	(263)%
Third	2,026	2,009	1%	1,019	890	14%	(1,492)	(2,049)	27%	(0.16)	(0.37)	57%
Fourth	2,184	2,078	5%	496	927	(46)%	(2,191)	(1,751)	(25)%	(0.22)	(0.32)	31%
Total	$7,474	$13,326	(44)%	$3,037	$6,760	(55)%	$(6,875)	$(4,843)	(42)%	$(0.90)	$(0.88)	(2)%