Form 10QSB
period 2003-01-31
PPT VISION INC
filed 2003-03-11
CIK 704460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2003

Commission File Number 0-11518

PPT VISION, INC.
(Exact name of Small Business Issuer as specified in its charter)

MINNESOTA	41-1413345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12988 Valley View Road Eden Prairie, Minnesota 55344
(Address of principal executive offices)(Zip Code)

(952) 996-9500
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No

Shares of $.10 par value common stock outstanding at March 11, 2003: 10,067,950

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	January 31, 2003	October 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$1,454,000	$2,932,000
Accounts receivable, net	2,511,000	1,843,000
Inventories:
Manufactured and purchased parts	1,335,000	1,339,000
Work-in-process	361,000	449,000
Finished goods	59,000	65,000
Total inventories, net	1,755,000	1,853,000
Other current assets	284,000	294,000
Total current assets	6,004,000	6,922,000

Fixed assets, net	1,305,000	1,417,000
Intangible assets, net	2,462,000	2,545,000
Other assets	53,000	53,000
Total assets	$9,824,000	$10,937,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses.	$1,319,000	$1,269,000
Deferred revenue	48,000	24,000
Total current liabilities	1,367,000	1,293,000

Shareholders’ equity:
Common stock	1,007,000	1,007,000
Capital in excess of par value	34,094,000	34,094,000
Accumulated deficit	(26,644,000)	(25,457,000)
Total shareholders’ equity	8,457,000	9,644,000

Total liabilities and shareholders’ equity	$9,824,000	$10,937,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

INCOME STATEMENTS

(UNAUDITED)

	Three Months Ended January 31,
	2003	2002
Net revenues	$2,124,000	$1,656,000
Cost of sales	947,000	935,000
Gross profit	1,177,000	721,000

Expenses:
Sales and marketing	863,000	826,000
General and administrative	423,000	413,000
Research and development	1,084,000	1,093,000
Total expenses	2,370,000	2,332,000

Loss from operations	(1,193,000)	(1,611,000)

Interest and other income	6,000	31,000
Net loss	$(1,187,000)	$(1,580,000)

Per share data:
Weighted average basic shares outstanding	10,068,000	5,512,000
Weighted average diluted shares outstanding	10,068,000	5,512,000
Basic and diluted loss per common share	$(0.12)	$(0.29)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31, 2003	Three Months Ended January 31, 2002
Net loss	$(1,187,000)	$(1,580,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,000	345,000
Realized loss on sale of investments	—	(8,000)
Change in assets and liabilities
Accounts receivable	(668,000)	602,000
Inventories	98,000	(227,000)
Other assets	10,000	(10,000)
Accounts payable and accrued expenses	50,000	130,000
Deferred revenue	24,000	(240,000)
Total adjustments	(170,000)	592,000
Net cash used in operating activities	(1,357,000)	(988,000)

Cash flows from investing activities:
Purchase of fixed assets	(110,000)	(69,000)
Sales and maturities of investments	—	500,000
Net investment in other long-term assets	(11,000)	(6,000)

Net cash provided by (used in) investing activities	(121,000)	425,000

Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	(1,478,000)	(563,000)

Cash and cash equivalents at beginning of year	2,932,000	2,805,000

Cash and cash equivalents at end of period	$1,454,000	$2,242,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

January 31, 2003

NOTE A – DESCRIPTION OF BUSINESS

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based inspection systems enable manufacturers to increase the quality of manufactured parts and improving the productivity of manufacturing processes.  The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.  The Company’s SpeedScan 3D™ sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™ technology, is sold to original equipment manufacturers for specific applications.  The Company’s PPT861™ 3D scanning system, which uses the Company’s SpeedScan 3D sensor, is an application-specific inspection solution targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Balance Sheet at October 31, 2002 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2002 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2002.

NOTE C – LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $26.6 million at January 31, 2003. During fiscal year 2002, the Company raised approximately $4.3 million through its Shareholder Rights Offering to provide for these capital needs and as of  January 31, 2003, the Company had $1.5 million of cash, $4.6  million of working capital and no long-term debt. However, the Company expects to incur losses and negative cash flows for fiscal 2003 and the continued execution of the Company’s business plan is dependent upon raising sufficient capital to support future operations.

In order to address the need for additional capital, in January 2003, the Company obtained a letter of commitment from a shareholder to provide up to $750,000 in either debt or equity financing through April 2004 depending on the needs of the Company. The Company also believes that other sources of financing are available to fund future operations including lowering the exercise price of the 2.242 million outstanding warrants and the subsequent exercise of these warrants, sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners. There can be no assurance, however, that other sources of financing or capital will be available on acceptable terms or at all. The failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to operate at current levels and may not allow the Company to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position, results of operations and cash flows.

NOTE D – COMPREHENSIVE LOSS

	Three Months Ended January 31,
	2003	2002

Net loss	$(1,187,000)	$(1,580,000)
Other comprehensive loss:
Change in unrealized value of investments, net	—	(12,000)
Total comprehensive loss	$(1,187,000)	$(1,592,000)

NOTE E – EARNINGS PER SHARE

In fiscal 2002, the Company issued warrants to purchase 2,242,000 shares of the Company’s common stock in connection with a shareholder rights offering.  At January 31, 2003, options to purchase 1,122,950 shares and warrants to purchase 2,267,000 shares of the Company’s common stock were not included in the calculation of diluted earnings per share.  At January 31, 2002, options to purchase 638,350 shares and warrants to purchase 25,000 shares of the Company’s common stock were not included in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of the aforementioned shares would have been anti-dilutive.

NOTE F – CUSTOMER GEOGRAPHIC DATA

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the quarter ended January 31, 2003 and for the same period in fiscal year 2002:

Quarter Ended January 31,	2003	2002
United States	63%	61%
Europe and Canada	16%	11%
Asia-Pacific	17%	22%
South America	4%	6%

NOTE G – NEW ACCOUNTING PRONOUNCEMENTS

Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Long-Lived Assets”.  SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  The adoption of SFAS No. 144 on November 1, 2002, did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This standard reviews the accounting for certain exit costs and disposal activities currently set forth in Emerging Issues Task Force issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal change relates to the requirements necessary for recognition of a liability for a cost associated with an exit or disposal activity.  The new statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date of commitment to an exit plan.  This statement was effective for exit and disposal activities initiated after December 31, 2002.  The new standard principally affects the Company’s ultimate timing of when charges are recorded as opposed to the amount of the ultimate charge.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  At January 31, 2003, the Company does not have any significant guarantees or required disclosures under FASB Interpretation No. 45.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.  An amendment of FASB Statement No.

123.”  This statement is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company intends to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.”  The Company will adopt the disclosure requirements of SFAS No. 148 in its discussion of stock based employee compensation but will not implement the alternative transition options made available by the standard.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, and outlines consolidation requirements for variable interest entities created after January 31, 2003.  The Company has reviewed its major commercial relationships and its overall economic interests with other companies.  The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be variable interest entities of the Company.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based on the Company’s accompanying unaudited condensed financial statements, which have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The Company typically recognizes revenue on product sale upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and some 3D machine vision sensors and systems.  Some 3D machine vision system sales, however, may include post-shipment obligations or contractual terms that can only be satisfied after shipment, such as installation and meeting customer-specified performance requirements at the customer’s site.  In these cases, revenue is not recognized until these obligations have been satisfied and there is objective evidence that the applicable contract terms have been met.  The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Revenue related to application engineering, product development and customer training services is recognized when the services are performed.  Due to the higher selling price of certain 3D machine vision systems, the timing of revenue recognition of a relatively small number of transactions may have a significant impact on our quarterly results.

Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age and considering specific factors about the individual customer’s financial condition.  When it is deemed probable that all or a portion of a customer’s account is uncollectible, a corresponding amount is added to the reserve.

Management establishes valuation reserves on inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based on assumptions about future product demand and market conditions.  In view of the rapid pace of technological change in the machine vision industry, the Company generally considers inventory that has had no usage for one year to be obsolete.  In addition, changes in the Company’s product offerings or those of the Company’s competitors, may also result in excess or obsolete inventory levels.  Accordingly, these factors will also be considered in the determination of the market value of inventory.

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

Results of Operations

Net revenues increased 28% to $2,124,000 for the three-month period ended January 31, 2003, compared to net revenues of $1,656,000 for the same period in fiscal 2002.  Unit sales of the Company’s machine vision systems increased to 73 for the first quarter of fiscal 2003 versus 49 for the same period in fiscal 2002.

Sales to customers outside the United States represented 37% of gross revenues for the first three-months of fiscal 2003, compared to 39% for the same period in fiscal 2002.

Revenues were essentially flat as compared with the immediately preceding quarter as a result of unexpected delays in the receipt of a number of orders from our customers.  This is an indication that the economy continues to be soft in our key markets and the return to more normal capital spending levels in the manufacturing sector is progressing slowly and unevenly.  Accordingly, we anticipate that revenues will remain at approximately these levels or perhaps increase gradually over the course of fiscal 2003.

While the sales and shipment process is slower than normal, we are experiencing an increase in interest in our new 2D machine vision products and in our 3D vision technology.  Since introducing our new IMPACTTM machine vision micro-system in September 2002, we have now sold over 40 units, including several to key existing PPT customers and several important new system integration partners.  Additionally, we have recently entered into a distribution agreement with Power/mation Division, Inc., one of the largest distributors of industrial control products in the upper Midwest.  We believe that this relationship will help us expose our core 2D products to more potential customers.

We have also recently announced a new OEM agreement with Ismeca Europe S.A., a world leading supplier of automation solutions targeted at the semiconductor back-end manufacturing process.  PPT will provide both 3D and 2D machine vision inspection solutions for incorporation into Ismeca’s new LTMTM series tray -to-tray and tray-to-tape scanning machines.  This agreement provides for minimum order quantities of these vision systems over the course of calendar years 2003 and 2004.

Gross profit increased 63% to $1,177,000 for the three-month period ended January 31, 2003, compared to $721,000 for the same period in fiscal 2002.  As a percentage of net revenues, the gross profit for the first quarter of fiscal 2003 increased to 55% compared to 44% in the same period in fiscal 2002.  The increase in gross profit in absolute dollars and on a percentage basis for the three-month period ended January 31, 2003 is attributed to the increase in net revenues, the higher profit margins related to our 3D product sales and improved utilization of our manufacturing facilities.

Sales and marketing expenses increased 4% to $863,000 for the three-month period ended January 31, 2003, compared to $826,000 for the same period in fiscal 2002.  As a percentage of net revenues, sales and marketing expenses decreased to 41% for the first quarter of fiscal 2003 compared to 50% for the same period in fiscal 2002.  The Company expects sales and marketing expenses in absolute dollars to stay relatively the same during the second quarter of fiscal 2003. Increases in sales and marketing expenditures beyond this current expectation may occur to the extent that revenue growth is achieved.

General and administrative expenses increased slightly to $423,000 for the three-month period ended January 31, 2003, compared to $413,000 for the same period in fiscal 2002.  As a percentage of net revenues, general and administrative expenses decreased to 20% for the first quarter of fiscal 2003 versus 25% for the same period in fiscal 2002.  The Company expects general and administrative expenses to stay relatively the same during the remainder of  fiscal 2003.

Research and development expenses decreased slightly to $1,084,000 for the three-month period ended January 31, 2003, compared to $1,093,000 for the same period in fiscal 2002.  As a percentage of net revenues, research and development expenses decreased to 51% for the first quarter of fiscal 2003, compared to 66% for the first quarter of fiscal 2002.

Interest and other income decreased 81% to $6,000 for the three-month period ended January 31, 2003, compared to $31,000 for the same period in fiscal 2002.  The decrease in interest income for the first quarter of fiscal 2003 is related to a reduction in the balances in cash and cash equivalents.

The Company did not record an income tax benefit or expense for either of the first three-months ended January 31, 2003 or the three-month period ended January 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $1.2 million for the quarter ended January 31, 2003 and has an accumulated deficit of $26.6 million as of January 31, 2003. In addition, the Company expects to incur losses for the next several quarters of the current fiscal year.  The Company has been using its existing cash and cash equivalents to fund the cash needs of its operating activities.  We are carefully monitoring our cash position and evaluating the need for additional capital to enable us to achieve our short and long-term objectives.

The avenues that we take to satisfy this potential capital requirement will depend in large part on the pace of the growth of our revenues, and we will evaluate these alternatives as we obtain better visibility of our revenue expectations over the next several quarters.  While the Company anticipates that it will be able to generate cash from operations in a future period, we have considered other measures to maintain or provide necessary operating capital.  These measures include cost cutting actions, customer advances and external debt or equity financing.  In January 2003, the Company obtained a $750,000 commitment from a shareholder to provide debt or equity financing through April of 2004 depending on the Company’s needs.  The Company believes that other financing alternatives are available including lowering the exercise price of the 2.242 million outstanding warrants and the subsequent exercise of these warrants, the issuance of additional stock to the public, strategic partnerships, vendor financing, customer-sponsored research and development projects or external borrowing against our accounts receivable and inventory.  The Company believes that it will be able to raise sufficient funds through these sources so that the Company will be able to meet its working capital and capital resource obligations through the next twelve months.

There can be no assurance that the Company will not incur additional losses for a longer period of time, will generate positive cash flow from it operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent that the Company continues to incur losses or achieves revenue growth in the future, its operating and investing activities may use cash and, consequentially, such losses or growth will require the Company to obtain additional sources of financing to provide for these cash needs.  There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to operate at current levels, and may not allow the Company to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position, results of operations and cash flows.

As of January 31, 2003, the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  The Company entered into a ten-year lease for its primary office and manufacturing space in June of 1999.  Annual rental and common area maintenance payment obligations are approximately $1.0 million.

Working capital decreased to $4,637,000 at January 31, 2003 from $5,629,000 at October 31, 2002.  The Company financed its operations during the first three months of fiscal 2003 through existing cash and cash equivalents.  Net cash used in operating activities during the first three months of fiscal 2003 was $1,357,000.  Accounts receivable increased $668,000.  Inventories decreased $98,000 during the first three months of fiscal 2003.  Accounts payable and accrued expenses increased by $50,000.

Net cash used in investing activities was $121,000.  During the first quarter ending January 31, 2003 fixed asset additions totaled $110,000 in comparison with $69,000 in fixed asset additions realized for the same period in fiscal 2002.  Fixed asset additions in the second quarter of fiscal 2003 are expected to be lower than first quarter amounts.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks.  The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2003 due to the short maturities of these instruments

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in the Notes to Interim Financial Statements.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions and strategies regarding the future.  Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand.  All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements.  These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties.  A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Important Factors Regarding Forward-Looking Statements” on Form 10-KSB for the year ended October 31, 2002, filed with the SEC.

Item 3:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson and Chief Financial Officer, Timothy C. Clayton have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

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

PPT VISION, INC.

Date: March 11, 2003

/s/Joseph C. Christenson
Joseph C. Christenson
President (Principal Executive Officer)

/s/Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Joseph C. Christenson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PPT Vision, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/s/ Joseph C. Christenson
Joseph C. Christenson, President

I, Timothy C. Clayton, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of PPT vision, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003
/s/ Timothy C. Clayton
Timothy C. Clayton, Chief Financial Officer