Form 10QSB
period 2003-04-30
PPT VISION INC
filed 2003-06-13
CIK 704460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at June 13, 2003: 10,114,091

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	April 30, 2003	October 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$1,512,000	$2,932,000
Accounts receivable, net	2,329,000	1,843,000
Inventories:
Manufactured and purchased parts	931,000	1,339,000
Work-in-process	193,000	449,000
Finished goods	64,000	65,000
Total inventories, net	1,188,000	1,853,000
Other current assets	263,000	294,000
Total current assets	5,292,000	6,922,000

Fixed assets, net	994,000	1,417,000
Intangible assets, net	2,375,000	2,545,000
Other assets	53,000	53,000
Total assets	$8,714,000	$10,937,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,329,000	$1,269,000
Deferred revenue – customer advances	680,000	24,000
Total current liabilities	2,009,000	1,293,000

Shareholders’ equity:
Common stock	1,007,000	1,007,000
Capital in excess of par value	34,112,000	34,094,000
Accumulated deficit	(28,414,000)	(25,457,000)
Total shareholders’ equity	6,705,000	9,644,000
Total liabilities and shareholders’ equity	$8,714,000	$10,937,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net revenues	$2,237,000	$1,607,000	$4,361,000	$3,263,000
Cost of revenues	1,281,000	805,000	2,229,000	1,740,000
Gross profit	956,000	802,000	2,132,000	1,523,000

Expenses:
Sales and marketing	803,000	823,000	1,666,000	1,649,000
General and administrative	525,000	432,000	948,000	845,000
Restructuring and other	362,000	—	362,000	—
Research and development	1,052,000	1,165,000	2,135,000	2,258,000
Total expenses	2,742,000	2,420,000	5,111,000	4,752,000
Loss from operations	(1,786,000)	(1,618,000)	(2,979,000)	(3,229,000)

Interest and other income	16,000	6,000	22,000	37,000
Net loss	$(1,770,000)	$(1,612,000)	$(2,957,000)	$(3,192,000)
Per share data:
Weighted average basic shares outstanding	10,068,000	5,512,000	10,068,000	5,512,000
Weighted average diluted shares outstanding	10,068,000	5,512,000	10,068,000	5,512,000
Basic and diluted loss per common share	$(0.18)	$(0.29)	$(0.29)	$(0.58)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30, 2003	Six Months Ended April 30, 2002
Net loss	$(2,957,000)	$(3,192,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	611,000	684,000
Loss on disposal of fixed assets and other	154,000	—
Realized loss on sale of investments	—	(8,000)
Change in assets and liabilities
Accounts receivable	(486,000)	692,000
Inventories	665,000	(285,000)
Other assets	31,000	(88,000)
Accounts payable and accrued expenses	59,000	264,000
Deferred revenue – customer advances	656,000	179,000
Total adjustments	1,690,000	1,438,000
Net cash used in operating activities	(1,267,000)	(1,754,000)

Cash flows from investing activities:
Purchase of fixed assets	(133,000)	(98,000)
Sales and maturities of investments	—	500,000
Net investment in other long-term assets	(20,000)	(17,000)
Net cash provided by (used in) investing activities	(153,000)	385,000

Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	(1,420,000)	(1,369,000)

Cash and cash equivalents at beginning of year	2,932,000	2,805,000

Cash and cash equivalents at end of period	$1,512,000	$1,436,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

April 30, 2003

NOTE A – DESCRIPTION OF BUSINESS

PPT VISION, Inc. develops and markets 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based systems enable manufacturers to increase the quality of manufactured parts and improve the productivity of manufacturing processes. The Company’s 2D and 3D machine vision product lines are sold on a global basis to original equipment manufacturers (OEMs), system integrators, machine builders, and end-users, primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.  The Company’s SpeedScan 3D™ sensor product incorporates PPT VISION’s patented high-speed Scanning Moiré Interferometry™ technology.

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

NOTE C – LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $28.4 million at April 30, 2003. During fiscal year 2002, the Company raised approximately $4.3 million through its Shareholder Rights Offering to provide for these capital needs and as of April 30, 2003, the Company had $1.5 million of cash, $3.3 million of working capital and no long-term debt. However, the Company expects to incur losses and negative cash flows for fiscal 2003 and the continued execution of the Company’s business plan is dependent upon raising sufficient capital to support future operations.

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

NOTE D – EARNINGS PER SHARE

In fiscal 2002, the Company issued warrants to purchase 2,242,000 shares of the Company’s common stock in connection with a shareholder rights offering.  At April 30, 2003, options to purchase 1,122,950 shares and warrants to purchase 2,267,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At April 30, 2002, options to purchase 660,000 shares and warrants to purchase 25,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of the aforementioned shares would have been anti-dilutive.

NOTE E – CUSTOMER GEOGRAPHIC DATA

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the quarter ended April 30, 2003 and for the same period in fiscal year 2002:

Quarter Ended April 30,	2003	2002
United States	32%	66%
Europe and Canada	25%	4%
Asia-Pacific	43%	23%
South America	0%	7%

NOTE F – STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”  The Company intends to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.”  The Company will adopt the disclosure requirements of SFAS No. 148 in its discussion of stock based employee compensation but will not implement the alternative transition options made available by the standard.

The intrinsic value method is used to account stock-based compensation plans.  If compensation expense had been determined based on the fair value method with pro forma compensation expense reflected over the vesting period, net income (loss) and earnings per share (loss) for the three and six month periods ended April 30, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

Three Months Ended April 30,		2003	2002
Net loss	As reported	$1,770,000	$1,612,000
	Pro forma	$1,812,000	$1,690,000

Basic and diluted (loss) per share	As reported	$(0.18)	$(0.29)
	Pro forma	$(0.18)	$(0.31)

Six Months Ended April 30,		2003	2002
Net loss	As reported	$2,957,000	$3,192,000
	Pro forma	$3,086,000	$3,345,000

Basic and diluted (loss) per share	As reported	$(0.29)	$(0.58)
	Pro forma	$(0.31)	$(0.61)

NOTE G – RESTRUCTURING AND OTHER COSTS

During the second quarter, PPT implemented a restructuring plan designed to specifically focus the Company on its traditional core competencies, improve the efficiency of its product development and marketing efforts, and significantly reduce the Company’s operating cost structure.  The restructuring plan includes the closure of the Microelectronics Systems group which primarily involves the elimination of the PPT861™ inspection product. In addition PPT has consolidated certain product development and engineering functions, and implemented certain other cost reduction actions within the Company.  The result of these combined actions has been to reduce the size of the workforce by 24% and to reduce annual operating expenses by approximately $1.8 million. Some of these actions occurred in May, 2003 and accordingly those costs are not included in these financial statements.

The costs associated with the decision to discontinue the development, sale and manufacture of the PPT 861 product line totaled $591,000 and include severance costs related to 5 positions, inventory and equipment write downs and reductions in the value of certain receivables associated with this division. The amounts related to inventory adjustments are included in cost of goods sold and approximate $249,000.  The accounts receivable write down of $77,000 has been included in general and administrative expenses. In addition, severance costs related to the reorganization of our research and development activities and the elimination of 2 positions, totaled $97,000. An analysis of the restructuring costs recorded in the quarter is as follows:

Severance	$226,000
Equipment Write-downs	136,000
Total	$362,000

Payments made in the quarter related to the severance costs were $75,000, leaving a liability balance of $151,000 at April 30, 2003. This amount will be paid over the next four months.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  At April 30, 2003, the Company does not have any significant guarantees or required disclosures under FASB Interpretation No. 45.

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

The Company typically recognizes revenue on product sale upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and 3D machine vision sensors and systems. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Revenue related to application engineering, product development and customer training services is recognized when the services are performed.

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

Results of Operations

Revenues

Net revenues increased 39% to $2,237,000 for the three-month period ended April 30, 2003, compared to net revenues of $1,607,000 for the same period in fiscal 2002.  For the six-month period ended April 30, 2003, revenues increased 34% to $4,361,000 from $3,263,000 for the same period in fiscal 2002. Revenues increased 5% as compared with the immediately preceding quarter.

Unit sales of the Company’s machine vision systems increased to 139 for the second quarter of fiscal 2003 versus 41 for the same period in fiscal 2002. Unit sales for the first half of fiscal 2003 increased to 212 from 90 in the first half of fiscal 2002.  The increase in revenues reflects a gradual improvement in the economic conditions of the businesses in the Company’s core markets.  The decreasing trend of the average selling price of our equipment is in part the result of a large sale in the second quarter of fiscal 2003 of our older analogue products to an OEM customer who was provided a discount due to the quantity purchased.  In addition we have experienced increasing sales of our new Impact 2D machine vision system, which has a lower average selling price than our DSL products.

Sales to customers outside the United States represented 68% of gross revenues for the three months ended April 30, 2003, compared to 30% for the same period in fiscal 2002.  This is primarily the result of the shipment of product to a significant OEM customer in the quarter.

In view of these results and other trends in business activity, we are cautiously optimistic that an upturn is slowly emerging in our key markets.  However, the return to more normal capital spending levels in the manufacturing sector is progressing slowly and unevenly.  Accordingly, we anticipate that revenues will remain at approximately these levels or perhaps increase gradually over the course of fiscal 2003.

While the sales and shipment process is slower than normal, we are experiencing an increase in interest in our new 2D machine vision products and in our 3D vision technology.  Since introducing our new IMPACTTM machine vision micro-system in September 2002, we have now sold over 68 units, including several to key existing PPT customers and several important new system integration partners.  Additionally, we have recently entered into a distribution agreement with Power/mation Division, Inc., one of the largest distributors of industrial control products in the upper Midwest.  We believe that this relationship will help us expose our core 2D products to more potential customers.

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

Expenses

During the second quarter, PPT implemented a number of actions to reduce the current level of operating costs and future working capital requirements. After a careful evaluation of our product offerings as compared with the traditional core competencies of PPT Vision and our available financial resources, PPT implemented a restructuring plan that resulted in the following actions:

First, the elimination of the turnkey PPT 861™ inspection system from our product line.

Second, a consolidation of product development and engineering functions within the Company.

Third, certain other operating cost reductions that have touched all areas of the Company.

Taken together, this restructuring effort has resulted in a 24% reduction in the size of PPT’s workforce and a $1.8 million reduction in annual operating expenses. As a result, our quarterly revenue requirement to break even on a cash basis is now approximately $2.7 million. PPT recorded approximately $688,000 of charges in the quarter primarily related to severance and asset impairment write-downs related to these actions.  Approximately $591,000 of these costs related to the elimination of the PPT 861 product line with the remaining costs of $97,000 related to severance charges associated with the realignment of our research and development activities.  The inventory adjustments related to the decision to terminate production of the PPT 861 product totaled $249,000 and were recorded in costs of goods sold.  All remaining costs were recorded in operating costs.

Gross profit increased 19% to $956,000 for the three-month period ended April 30, 2003, compared to $802,000 for the same period in fiscal 2002.  For the six-month period ended April 30, 2003, gross profit increased 40% to $2,132,000 from

$1,523,000 for the same period in fiscal 2002.  As a percentage of net revenues, the gross profit for the second quarter of fiscal 2003 decreased to 43% compared to 50% in the same period in fiscal 2002.  For the six month period, gross profit as a percentage of net revenues increased slightly to 49% from 47% for the same period in fiscal 2002.  The increase in gross profit in absolute dollars is the direct result of the increase in revenues realized in fiscal 2003 over fiscal 2002.  The decrease in gross profit on a percentage basis for the three-month period ended April 30, 2003 is attributed to the non-recurring charges related to our decision to shutdown our PPT 861 product line. The amount of the PPT 861 product shutdown charges included in cost of goods sold were $249,000.  This charge had an 11% and 6% impact on gross margins for the three month and six month periods ended April 30, 2003, respectively.

Sales and marketing expenses decreased 2% to $803,000 for the three-month period ended April 30, 2003, compared to $823,000 for the same period in fiscal 2002.  For the six-month period ended April 30,2003, sales and marketing expenses increased slightly to $1,666,000 from $1,649,000 for the same period in fiscal 2002.  As a percentage of net revenues, sales and marketing expenses decreased to 36% for the second quarter of fiscal 2003 compared to 51% for the same period in fiscal 2002.  For the six-month period ended April 30,2003, sales and marketing expenses as a percentage of net revenues decreased to 38% compared to 51% in the same period in fiscal 2002.  The Company expects sales and marketing expenses in absolute dollars to decrease slightly on a quarterly basis during the second half of fiscal 2003 as a result of the cost reduction actions that were recently implemented. Increases in sales and marketing expenditures beyond this current expectation may occur to the extent that revenue growth is achieved.

General and administrative expenses increased 22% to $525,000 for the three-month period ended April 30, 2003, compared to $432,000 for the same period in fiscal 2002.  For the six-month period ended April 30,2003, general and administrative expenses increased to $948,000 as compared to $845,000 in the same period in fiscal 2002. As a percentage of net revenues, general and administrative expenses decreased to 23% for the second quarter of fiscal 2003 versus 27% for the same period in fiscal 2002. For the six-month period ended April 30,2003, general and administrative expenses as a percentage of net revenues decreased to 22% from 26% in the same period in fiscal 2002.  General and administrative expenses in this quarter included $77,000 related to the write-down of accounts receivables related to the shutdown of our PPT 861 product.  The Company expects general and administrative expenses to stay relatively the same during the remainder of fiscal 2003.

Research and development expenses decreased 10% to $1,052,000 for the three-month period ended April 30, 2003, compared to $1,165,000 for the same period in fiscal 2002. For the six-month period ended April 30,2003, research and development expenses decreased 5% to $2,135,000 from $2,258,000 in the same period in fiscal 2002.  As a percentage of net revenues, research and development expenses decreased to 47% for the second quarter of fiscal 2003, compared to 72% for the second quarter of fiscal 2002. For the six-month period ended April 30,2003, research and development expenses as a percentage of net revenues decreased to 49% from 69% in the same period in fiscal 2002. The Company expects that research and development costs will decrease further on a quarterly basis over the second half of fiscal 2003 as the effect of the cost reduction efforts recently implemented are fully recognized.

The restructuring costs reported in the second quarter of $362,000 represent severance charges for employees affected by the elimination of the PPT-861 product operations, the reorganization of our research and development activities and the write-off of PPT-861 related equipment. The final portion of our cost reduction plan was implemented early in the third quarter and accordingly, additional severance related charges will be recognized in that quarter.

Interest and other income increased to $16,000 for the three-month period ended April 30, 2003, compared to $6,000 for the same period in fiscal 2002. For the six-month period, interest and other income decreased to $22,000 from $37,000 reported in fiscal 2002.

The Company did not record an income tax benefit or expense for either of the three-month or six-month periods ended April 30, 2003 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of approximately $1.8 million for the quarter ended April 30, 2003 and has an accumulated deficit of $28.4 million as of April 30, 2003. In addition, the Company expects to incur losses for the next several quarters of the current fiscal year, and the audited financial statements contained in its Form 10-KSB for the year ended October 31, 2002 contained a going concern opinion from its independent auditor.  The Company has been using its existing cash and cash equivalents to fund the cash needs of its operating activities.  We are carefully monitoring our cash position and evaluating the need for additional capital to enable us to achieve our short and long-term objectives.

During the second quarter, the Company implemented several important cost cutting actions designed to significantly reduce our operating costs and to reduce the future capital requirements of the business.  As a result of the actions taken, the Company reduced annual operating expenses by approximately $1.8 million which served to reduce our quarterly revenue requirement to achieve “break-even” on a cash basis to approximately $2.7 million.  In addition, we are actively working to sub-lease a substantial portion of our office building to further reduce our quarterly cash requirements.  However, the real estate market is very weak and there can be no assurance that we will be able to actually sub-lease any portion of our building on acceptable terms.

The Company also recently entered into an OEM agreement with ISMECA Europe, S.A. that calls for PPT to provide both 3D and 2D machine vision inspection solutions for incorporation into Ismeca’s new LTMTM series tray-to-tray and tray-to-tape scanning machines.  This agreement provides for minimum order quantities of these vision systems over the course of calendar years 2003 and 2004. As part of this agreement, Ismeca provided a cash advance of $575,000 that will be used to offset a portion of the sales price of the units sold to Ismeca. These amounts are included in deferred revenue on the Balance Sheet until the units are shipped to the customer.

The avenues that we take to satisfy our potential capital requirements will depend in large part on the pace of the growth of our revenues, and we will evaluate these alternatives as we obtain better visibility of our revenue expectations over the next several quarters.  While the Company anticipates that it will be able to generate cash from operations in a future period, we have considered other measures to maintain or provide necessary operating capital.  These measures include cost cutting actions, customer advances and external debt or equity financing.  In January 2003, the Company obtained a $750,000 commitment from a shareholder to provide debt or equity financing through April of 2004 depending on the Company’s needs. In addition, as noted above, we received a significant cash advance from Ismeca in connection with our OEM agreement that strengthened our working capital position.

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

As of April 30, 2003, the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  The Company entered into a ten-year lease for its primary office and manufacturing space in June of 1999.  Annual rental and common area maintenance payment obligations are approximately $1.0 million.

Working capital decreased to $3,283,000 at April 30, 2003 from $5,629,000 at October 31, 2002.  The Company financed its operations during the first six months of fiscal 2003 through existing cash and cash equivalents.  Net cash used in operating activities during the first six months of fiscal 2003 was $1,267,000.  Accounts receivable increased $486,000.  Inventories decreased $665,000 during the first six months of fiscal 2003.  Accounts payable and accrued expenses increased by $59,000. A significant source of cash for the quarter was the increase in Deferred Revenues due to the receipt of advances from customers for product that is expected to be shipped in future quarters.

Net cash used in investing activities was $153,000.  During the first six months ending April 30, 2003, fixed asset additions totaled $133,000 in comparison with $98,000 in fixed asset additions realized for the same period in fiscal 2002.  Fixed asset additions in the second half of fiscal 2003 are expected to be lower than incurred in the first six months of the fiscal year.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2003 due to the short maturities of these instruments.

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

None.

Item 3:           DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 2003, the Company held its Annual Meeting of Shareholders.  At the meeting, the following actions were taken:

Election of Directors

The following persons were elected to the Company’s Board of Directors, receiving the votes set forth opposite their names:

	For	Withheld

Joseph C. Christenson	9,326,953	416,736
Robert W. Heller	9,333,257	410,432
David C. Malmberg	9,333,014	410,675
Peter R. Peterson	9,328,575	415,114
Benno G. Sand	9,329,014	414,675

Amendments to the 2000 Stock Option Plan

Amendments to the 2000 Stock Option Plan to (i) increase the number of shares issuable under the Plan from 500,000 to 1,100,000 shares and (ii) increase the maximum number of options that can be granted to a person in one fiscal year from 50,000 to 100,000 shares were approved by the following vote:

For	6,197,690
Against	1,164,355
Abstain	15,047
Broker Non-Vote	2,366,597

Amendment to the Employee Stock Purchase Plan

An amendment to the Employee Stock Purchase Plan to increase the number of shares issuable under the Plan from 150,000 shares to 300,000 shares was approved by the following vote.

For	6,692,819
Against	646,816
Abstain	37,457
Broker Non-Vote	2,366,597

Item 5:           OTHER INFORMATION

None.

Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

(a)               Exhibits:

None.

(b)              Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: June 13, 2003

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

Date:	June 13, 2003
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

Date: June 13, 2003

/s/ Timothy C. Clayton
Timothy C. Clayton, Chief Financial Officer