Form 10QSB
period 2003-07-31
PPT VISION INC
filed 2003-09-12
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at September 1, 2003: 10,114,091

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	July 31, 2003	October 31, 2002
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$745,000	$2,932,000
Accounts receivable, net	2,353,000	1,843,000
Inventories:
Manufactured and purchased parts	870,000	1,338,000
Work-in-process	193,000	450,000
Finished goods	74,000	65,000
Total inventories, net	1,137,000	1,853,000
Other current assets	257,000	294,000
Total current assets	4,492,000	6,922,000

Fixed assets, net	834,000	1,417,000
Intangible assets, net	2,284,000	2,545,000
Other assets	53,000	53,000
Total assets	$7,663,000	$10,937,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,255,000	$1,269,000
Deferred revenue – customer advances	625,000	24,000
Total current liabilities	1,880,000	1,293,000

Shareholders’ equity:
Common stock	1,011,000	1,007,000
Capital in excess of par value	34,137,000	34,094,000
Accumulated deficit	(29,365,000)	(25,457,000)
Total shareholders’ equity	5,783,000	9,644,000

Total liabilities and shareholders’ equity	$7,663,000	$10,937,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net revenues	$2,019,000	$2,027,000	$6,380,000	$5,290,000
Cost of revenues	904,000	1,007,000	3,133,000	2,748,000
Gross profit	1,115,000	1,020,000	3,247,000	2,542,000

Expenses:
Sales and marketing	742,000	945,000	2,407,000	2,594,000
General and administrative	387,000	424,000	1,335,000	1,269,000
Restructuring and other	126,000	—	488,000	—
Research and development	820,000	1,157,000	2,956,000	3,414,000
Total expenses	2,075,000	2,526,000	7,186,000	7,277,000

Loss from operations	(960,000)	(1,506,000)	(3,939,000)	(4,735,000)

Interest and other income	10,000	14,000	31,000	51,000
Net loss	$(950,000)	$(1,492,000)	$(3,908,000)	$(4,684,000)
Per share data:
Weighted average basic shares outstanding	10,099,000	9,361,000	10,078,000	6,809,000
Weighted average diluted shares outstanding	10,099,000	9,361,000	10,078,000	6,809,000
Basic and diluted loss per common share	$(0.09)	$(0.16)	$(0.39)	$(0.69)

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31, 2003	Nine Months Ended July 31, 2002
Net loss	$(3,908,000)	$(4,684,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	876,000	999,000
Stock option expense	18,000	—
Loss on disposal of fixed assets and other	141,000	—
Realized loss on sale of investments	—	(12,000)
Change in assets and liabilities:
Accounts receivable	(510,000)	462,000
Inventories	716,000	(141,000)
Other assets	37,000	(60,000)
Accounts payable and accrued expenses	(14,000)	(53,000)
Deferred revenue - customer advances	601,000	(99,000)
Total adjustments	1,860,000	1,096,000
Net cash used in operating activities	(2,048,000)	(3,588,000)

Cash flows from investing activities:
Purchase of fixed assets	(145,000)	(124,000)
Sales and maturities of investments	—	502,000
Net investment in other long-term assets	(24,000)	(35,000)
Net cash provided by (used in) investing activities	(169,000)	343,000

Cash flows from financing activities:
Proceeds from the issuance of common stock	30,000	4,413,000
Net cash provided by financing activities	30,000	4,413,000

Net increase (decrease) in cash and cash equivalents	(2,187,000)	1,168,000

Cash and cash equivalents at beginning of year	2,932,000	2,805,000
Cash and cash equivalents at end of period	$745,000	$3,973,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

July 31, 2003

NOTE A – DESCRIPTION OF BUSINESS

PPT VISION, Inc. develops and markets 2D and 3D machine vision-based automated inspection systems for manufacturing applications.  Machine vision-based systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s 2D and 3D machine vision product lines are sold on a global basis to original equipment manufacturers (OEMs), system integrators, machine builders, and end-users, primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.  The Company’s SpeedScan 3D™ sensor product incorporates PPT VISION’s patented high-speed Scanning Moiré Interferometry™ technology.

NOTE B – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

The Balance Sheet at October 31, 2002 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2002 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2002.

NOTE C – LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $29.4 million at July 31, 2003. During fiscal year 2002, the Company raised approximately $4.3 million through its Shareholder Rights Offering to provide for these capital needs and as of July 31, 2003, the Company had $745,000 of cash, $2.6 million of working capital and no long-term debt. The Company expects to continue to incur losses and negative cash flows during fiscal 2003 and the continued execution of the Company’s business plan is dependent upon raising sufficient capital to support future operations.

In order to address the need for additional capital, the Company recently lowered the exercise price of the 2.242 million outstanding warrants that were issued in connection with the Company’s 2002 Shareholder Rights Offering to $0.70 per share.   The Company believes that it is in the best interest of the Company to lower the exercise price to a level close to current market price in order to encourage exercise of the warrants.  Additionally, in January 2003, the Company obtained a letter of commitment from a shareholder to provide up to $750,000 in either debt or equity financing through April 2004 depending on the needs of the Company.

The Company believes that other sources of financing may also be available to fund future operations including sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners.

There can be no assurance, however, that other sources of financing or capital will be available on acceptable terms or at all for the next twelve months, or that the repriced warrants will be exercised. The failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to operate at current levels and may not allow the Company to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position, results of operations and cash flows.

NOTE D – EARNINGS PER SHARE

In fiscal 2002, the Company issued warrants to purchase 2,242,000 shares of the Company’s common stock in connection with a shareholder rights offering.  At July 31, 2003, options to purchase 1,116,500 shares and warrants to purchase 2,267,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At July 31, 2002, options to purchase 851,200 shares and warrants to purchase 2,267,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of the aforementioned shares would have been anti-dilutive.

NOTE E – CUSTOMER GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three and nine months ended July 31, 2003 and for the same periods in fiscal year 2002:

Three Months Ended July 31,	2003	2002

United States	64%	69%
Europe and Canada	15%	19%
Asia-Pacific	21%	12%
South America	0%	0%

Nine Months Ended July 31,	2003	2002

United States	53%	65%
Europe and Canada	19%	12%
Asia-Pacific	27%	19%
South America	1%	4%

NOTE F – STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure-an amendment of FASB Statement No. 123.”  The Company intends to continue with its current practice of applying the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees.”  The Company will adopt the disclosure requirements of SFAS No. 148 in its discussion of stock based employee compensation but will not implement the alternative transition options made available by the standard.

The intrinsic value method is used to account for stock-based compensation plans.  If compensation expense had been determined based on the fair value method with pro forma compensation expense reflected over the vesting period, net loss and loss per share for the three and nine month periods ended July 31, 2003 and 2002 would have been adjusted to the pro forma amounts indicated below:

Three Months Ended July 31,		2003	2002
Net loss	As reported	$(950,000)	$(1,492,000)
	Pro forma	$(970,000)	$(1,494,000)
Basic and diluted loss per share	As reported	$(0.09)	$(0.16)
	Pro forma	$(0.10)	$(0.16)
Stock based compensation	As reported	$—	$—
	Pro forma	$(20,000)	$(2,000)

Nine Months Ended July 31,		2003	2002
Net loss	As reported	$(3,908,000)	$(4,684,000)
	Pro forma	$(3,951,000)	$(4,693,000)
Basic and diluted loss per share	As reported	$(0.39)	$(0.69)
	Pro forma	$(0.39)	$(0.69)
Stock based compensation	As reported	$—	$—
	Pro forma	$(43,000)	$(9,000)

For All Periods Ended July 31,	2003	2002
Risk free interest rates	4.0%	4.0%
Expected lives	6.0	6.0
Expected volatility	115%	115%
Expected dividends	0%	0%

NOTE G - RESTRUCTURING AND OTHER COSTS

During the second and third quarters, PPT implemented a restructuring plan designed to specifically focus the Company on its traditional core competencies, improve the efficiency of its product development and marketing efforts, and significantly reduce the Company’s operating cost structure.  In the second quarter of fiscal 2003, the Company announced the closure of the Microelectronics Systems group which primarily involves the elimination of the PPT861™ inspection product. In addition, PPT consolidated certain product development and engineering functions. In the third quarter the Company eliminated a number of positions and took other cost reduction actions that touched all areas of the Company. The result of these combined actions has been to reduce the size of the workforce by 24% and to reduce annual operating expenses by approximately $1.8 million.

The expenses incurred in the second quarter associated with the decision to discontinue the development, sale and manufacture of the PPT 861 product line totaled $591,000 and include severance costs of $129,000, inventory valuation adjustments, account receivable reserves and equipment write downs. The amounts related to inventory adjustments are included in cost of goods sold and approximate $249,000.  The accounts receivable write down of $77,000 has been included in general and administrative expenses. An additional cost of the restructuring plan, related to the realignment of our research and development department, totaled $97,000 of severance.

In the third quarter, the Company completed its restructuring plan by eliminating 13 additional positions within the business.  Severance costs of $126,000 were recorded in the quarter as a result of these actions and are included in restructuring costs in our results of operations.

A summary of the restructuring costs is as follows:

	Quarter Ended
	April 30, 2003	July 31, 2003

Severance	$226,000	$126,000
Equipment Write-downs	136,000	—
Total	$362,000	$126,000

The severance costs included $20,000 of non-cash charges. Cash payments related to these severance costs were as follows:

	April 30, 2003	July 31, 2003

Beginning Balance	$—	$131,000
Severance Accrual	226,000	126,000
Non-cash charges	(20,000)	—
Cash Payments	(75,000)	(219,000)
Ending Balance	$131,000	$38,000

The balance remaining at July 31, 2003 will be paid in the fourth quarter.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements.  The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company does not have any financial instruments as defined by SFAS No. 150.  The Company believes the adoption of SFAS No. 150 will not have a material effect the Company’s financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based on the Company’s accompanying unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information required by accounting principles generally accepted in United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements to be:

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

Results of Operations

Revenues

Net revenues decreased slightly to $2,019,000 for the three-month period ended July 31, 2003, compared to net revenues of $2,027,000 for the same period in fiscal 2002.  For the nine-month period ended July 31, 2003, revenues increased 21% to $6,380,000 from $5,290,000 for the same period in fiscal 2002. Revenues decreased 10% as compared with the immediately preceding quarter.

Unit sales of the Company’s machine vision systems increased to 94 for the third quarter of fiscal 2003 versus 67 for the same period in fiscal 2002. Unit sales for the nine-month period of fiscal 2003 increased to 306 from 157 for the same period in fiscal 2002.  The increase in revenues reflects a gradual improvement in the economic conditions of the businesses in the Company’s core markets.  The decreasing trend of the average selling price of our equipment generally reflects increasing sales of our new Impact 2D machine vision system, which has a lower average selling price than our DSL products. With respect to the nine-month periods ended July 31, 2003, the lower average selling price is due in part to  a large sale in the second quarter of fiscal 2003 of our older analog products to an OEM customer who was provided a discount due to the quantity purchased.

Sales to customers outside the United States represented 36% of gross revenues for the three months ended July 31, 2003, compared to 31% for the same period in fiscal 2002. For the nine-month period ended July 31, 2003, sales to customers outside the United States represented 47% of gross revenues, compared to 35% for the same period in fiscal 2002. The increase for the nine-month period is primarily the result of a large shipment of product to a significant international OEM customer in the second quarter of fiscal 2003.

Our revenue levels in the third quarter reflected our expectations that the on-going economic recovery would be gradual and at times uneven.  However, as evidenced by the year to date revenue totals, which grew 21% over the prior year, we are continuing to see positive signs of improvement in our markets. Importantly, on a year to date basis, 2D sales, our historic core business, increased 27% over the prior year, while 3D sales remained flat.  This reflects the fact that our core business is recovering, though our new emerging 3D technology, while it has great potential, has not secured a strong market position and is behind our revenue expectations.  The return to more normal capital spending levels in the manufacturing sector, which is a significant driver of our revenue, is occurring slowly and accordingly, we anticipate that quarterly revenues will remain at approximately these levels or perhaps increase gradually in the fourth quarter of fiscal 2003 and in first half of fiscal 2004.

Because the nature of our sales are based on our customers’ capital equipment purchase procedures and customer specific delivery timetables, which are out of our control, we may at times see some adverse quarter to quarter comparisons  as shipments of our vision systems to our customers may move from one quarter to another.

Expenses

During the second and third quarters of fiscal 2003, PPT implemented a number of actions to reduce the current level of operating costs and future working capital requirements. After a careful evaluation of our product offerings as compared with the traditional core competencies of PPT Vision and our available financial resources, PPT implemented a restructuring plan that resulted in the following actions:

First, the elimination of the turnkey PPT 861™ inspection system from our product line.

Second, a consolidation of product development and engineering functions within the Company.

Third, certain other operating cost reductions that have touched all areas of the Company.

Taken together, this restructuring effort has resulted in a 24% reduction in the size of PPT’s workforce and a $1.8 million reduction in annual operating expenses. As a result, our quarterly revenue requirement to break even on a cash basis is now approximately $2.7 million. PPT recorded approximately $688,000 of charges in the second quarter primarily related to severance and asset impairment write-downs related to these actions.  Approximately $591,000 of these costs related to the elimination of the PPT 861 product line with the remaining costs of $97,000 related to severance charges associated with the realignment of our research and development activities.  The inventory adjustments related to the decision to terminate production of the PPT 861 product totaled $249,000 and were recorded in costs of goods sold.  All remaining costs were recorded in operating costs.  The Company recorded approximately $126,000 of severance costs in the third quarter related to the elimination of 13 positions.

Gross profit increased 9% to $1,115,000 for the three-month period ended July 31, 2003, compared to $1,020,000 for the same period in fiscal 2002.  For the nine-month period ended July 31, 2003, gross profit increased 28% to $3,247,000 from $2,542,000 for the same period in fiscal 2002.  As a percentage of net revenues, the gross profit for the third quarter of fiscal 2003 increased to 55% compared to 50% in the same period in fiscal 2002.  For the nine-month period, gross profit as a percentage of net revenues increased slightly to 51% from 48% for the same period in fiscal 2002.  The increase in gross profit in absolute dollars for the quarter is the result of changes in the mix of our product sales, with an increasing amount of sales from our Impact product which has a higher gross profit.  The increase in dollar terms for the nine month period is due to the increase in revenues realized in fiscal 2003 over fiscal 2002.  The increase in gross profit on a percentage basis for the three-month period ended July 31, 2003 is also attributed to the changes in the mix of our product shipments.  The increase in gross profit on a percentage basis for the nine-month period is due to the higher revenue levels and improved utilization of the manufacturing facility.

Sales and marketing expenses decreased 21% to $742,000 for the three-month period ended July 31, 2003, compared to $945,000 for the same period in fiscal 2002.  For the nine-month period ended July 31,2003, sales and marketing expenses decreased 7% to $2,407,000 from $2,594,000 for the same period in fiscal 2002.  As a percentage of net revenues, sales and marketing expenses decreased to 37% for the third quarter of fiscal 2003 compared to 47% for the same period in fiscal 2002.  For the nine-month period ended July 31,2003, sales and marketing expenses as a percentage of net revenues decreased to 38% compared to 49% in the same period in fiscal 2002.  These decreases reflect the effect of the Company’s cost reduction efforts that were implemented in the second and third quarters of fiscal 2003.  The Company expects sales and marketing expenses in absolute dollars to decrease slightly on a quarterly basis in the fourth quarter as the full effect of the cost reduction actions are realized. Increases in sales and marketing expenditures beyond this current expectation may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 9% to $387,000 for the three-month period ended July 31, 2003, compared to $424,000 for the same period in fiscal 2002.  For the nine-month period ended July 31, 2003, general and administrative expenses increased 5% to $1,335,000 as compared to $1,269,000 in the same period in fiscal 2002. As a percentage of net revenues, general and administrative expenses decreased to 19% for the third quarter of fiscal 2003 versus 21% for the same period in fiscal 2002. For the nine-month period ended July 31,2003, general and administrative expenses as a percentage of net revenues decreased to 21% from 24% in the same period in fiscal 2002.  The Company expects general and administrative expenses on a quarterly basis will remain at current levels for the remainder of fiscal 2003 and into fiscal 2004.

Research and development expenses decreased 29% to $820,000 for the three-month period ended July 31, 2003, compared to $1,157,000 for the same period in fiscal 2002. For the nine-month period ended July 31, 2003, research and development expenses decreased 13% to $2,956,000 from $3,414,000 in the same period in fiscal 2002.  As a percentage of net revenues, research and development expenses decreased to 41% for the second quarter of fiscal 2003, compared to 57% for the second quarter of fiscal 2002. For the nine-month period ended July 31,2003, research and development expenses as a percentage of net revenues decreased to 46% from 65% in the same period in fiscal 2002. These decreases are due to the ongoing cost reduction programs put into effect during fiscal 2003.  The Company expects that research and development costs will decrease slightly in the fourth quarter as the effect of the cost reduction efforts recently implemented are fully recognized.

The restructuring costs reported for quarter ended July 31, 2003 of $126,000 relate to severance costs associated with the elimination of 13 positions and the realignment of our operations. For the nine-month period ended July 31, 2003 restructuring and other cost of $488,000 represent severance charges for employees affected by the elimination of the PPT-861 product operations, the reorganization of our research and development activities and the write-off of PPT-861 related equipment which occurred during the second quarter.

Interest and other income decreased to $10,000 for the three-month period ended July 31, 2003, compared to $14,000 for the same period in fiscal 2002. For the nine-month period, interest and other income decreased to $31,000 from $51,000 reported in fiscal 2002.

The Company did not record an income tax benefit or expense for either of the three-month or nine-month periods ended July 31, 2003 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $950,000 for the quarter ended July 31, 2003 and has an accumulated deficit of $29.4 million as of July 31, 2003. In addition, the Company expects to incur losses for the next quarter of the current fiscal year, and the audited financial statements contained in its Form 10-KSB for the year ended October 31, 2002 contained a going concern opinion from its independent auditor.  The Company has been using its existing cash and cash equivalents to fund the cash needs of its operating activities.  We are carefully monitoring our cash position and evaluating the need for additional capital to enable us to achieve our short and long-term objectives.

During the second and third quarter, the Company implemented several important cost cutting actions designed to significantly reduce our operating costs and to reduce the future capital requirements of the business.  As a result of the actions taken, the Company reduced annual operating expenses by approximately

$1.8 million which served to reduce our quarterly revenue requirement to achieve “break-even” on a cash basis to approximately $2.7 million.  In addition, we are actively working to sub-lease a substantial portion of our office building to further reduce our quarterly cash requirements.  However, the real estate market is very weak and there can be no assurance that we will be able to actually sub-lease any portion of our building on acceptable terms.

The Company entered into an OEM agreement with ISMECA Europe, S.A. in the second quarter that calls for PPT to provide both 3D and 2D machine vision inspection solutions for incorporation into Ismeca’s new LTMTM series tray-to-tray and tray-to-tape scanning machines.  This agreement provides for minimum order quantities of these vision systems over the course of calendar years 2003 and 2004. As part of this agreement, Ismeca provided a cash advance of $575,000 that will be used to offset a portion of the sales price of the units sold to Ismeca. These amounts are included in deferred revenue on the Balance Sheet until the units are shipped to the customer.

In order to address our shorter term needs for additional capital, the Company recently lowered the exercise price of the 2.242 million outstanding warrants that were issued in connection with the Company’s 2002 Shareholder Rights Offering to $0.70 per share.  The Company believes that it is in the best interest of the Company to lower the exercise price to a level close to current market price in order to encourage exercise of the warrants. Should all of these warrants be exercised, the Company will secure approximately $1.5 million of additional capital.  In anticipation of our current cash position, in January 2003, the Company obtained a letter of commitment from a shareholder to provide up to $750,000 in either debt or equity financing through April 2004 depending on the needs of the Company.

The Company believes that other sources of financing may also be available to supplement cash provided by operations to fund future operating losses including, sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners.

The avenues that we take to satisfy our potential capital requirements will depend in large part on the pace of the growth of our revenues, and we will evaluate these alternatives as we obtain better visibility of our revenue expectations.

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

As of July 31, 2003, the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  The Company entered into a ten-year lease for its primary office and manufacturing space in June of 1999.  Annual rental and common area maintenance payment obligations are approximately $1.0 million.

Working capital decreased to $2,612,000 at July 31, 2003 from $5,629,000 at October 31, 2002.  The Company financed its operations during the first nine months of fiscal 2003 through existing cash and cash equivalents.  Net cash used in operating activities during the first nine months of fiscal 2003 was $2,048,000.  Accounts receivable increased $510,000 and inventories decreased $716,000 during the first nine months of fiscal 2003.  Accounts payable and accrued expenses decreased by $14,000.

Net cash used in investing activities was $169,000.  During the first nine months ending July 31, 2003, fixed asset additions totaled $145,000 in comparison with $124,000 in fixed asset additions incurred for the same period in fiscal 2002.  Fixed asset additions in the last quarter of fiscal 2003 are expected to be lower than incurred in the first nine months of the fiscal year.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at July 31, 2003 due to the short maturities of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in the Notes to Condensed Financial Statements.

FORWARD LOOKING STATEMENTS

The discussion above contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations, beliefs, intentions and strategies regarding the future.  Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand.  All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements.  These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, the success of the Company’s new IMPACT machine vision micro-system, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties and the Company’s ability to continue to have its common stock quoted on the NASDAQ Small Cap Market.  A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the year ended October 31, 2002 and other reports filed with the Securities and Exchange Commission.

Item 3:   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson and Chief Financial Officer, Timothy C. Clayton have reviewed the Company’s disclosure controls and procedures as of July 31, 2003.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Control Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.                                                 Other Information

Item 1:                                                             LEGAL PROCEEDINGS

None.

Item 2:                                                             CHANGES IN SECURITIES

On July 31, 2003, the Company announced that it had lowered the exercise price on its warrants expiring September 30, 2003 from $2.50 to $.70.  As of July 31, 2003, the Company had 2,242,000 warrants outstanding.

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

None.

Item 5:                                                             OTHER INFORMATION

None.

Item 6:                                                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                The following exhibits are included herein:

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

32                                    Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)                               Reports on Form 8-K.

The Company filed a Form 8-K dated May 22, 2003 reporting under Item 12 its results of operations for the quarter ended April 30, 2003, and filing as an exhibit under Item 7 its press release dated May 22, 2003 reporting these results.

The Company filed a Form 8-K dated July 1, 2003 reporting under Item 4 that it has dismissed PricewaterhouseCoopers LLP as its independent accountants and engaged Virchow, Krause & Company, LLP as its new independent public accountant and filed as an exhibit under Item 7 a copy of the letter from PricewaterhouseCoopers LLP.

The Company filed a Form 8-K dated August 15, 2003, reporting under Item 12 its results of operations for the quarter ended July 31, 2003, and filing as an exhibit under Item 7 its press release dated August 15, 2003 reporting these results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: September 12, 2003

/s/Joseph C. Christenson
Joseph C. Christenson
President
(Principal Executive Officer)

/s/Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Financial and Accounting Officer)