Form 10KSB
period 2003-10-31
PPT VISION INC
filed 2004-01-26
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES    ☒    NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The aggregate market value of the voting stock held by nonaffiliates of the issuer (based on the closing sale price of its stock as reported by the Nasdaq Small Cap Market) as of January 21, 2004 was approximately $8.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Company’s Proxy Statement for its Annual Meeting of Shareholders will be filed within 120 days of October 31, 2003 and are incorporated by reference into Part III of this Form 10-KSB.

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

Item 1. DESCRIPTION OF BUSINESS

CORPORATE PROFILE

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, distributors and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries. The Company’s SpeedScan 3D™ sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™ technology, is sold to system integrators and original equipment manufacturers for specific applications including inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of bumped semiconductor wafers, inspection of solder paste on circuit boards, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

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

THE MACHINE VISION MARKET

The machine vision market is large and highly fragmented with over 200 machine vision suppliers around the world. Many are very small companies focusing on niche applications or niche technologies. A small handful of competitors such as Cognex or Orbotech have emerged as large, global competitors. The Automated Imaging Association (“AIA”) estimates that the North American market for machine vision systems in 2002 was approximately $1.24 billion, which represented a 15% decrease from 2001.  On a global basis, AIA estimated that the worldwide market for machine vision in 2002 was approximately $5.3 billion or down 4.2% from 2001. The AIA expects the machine vision market to grow at approximately 11.5% per year over the next 5 years. They project that the North American market revenues will reach $3.0 billion by 2007.  Demand for machine vision systems comes from end-user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufacturers (“OEMs”) who incorporate machine vision systems into their products, system integrators and machine builders.

A key factor in the expansion of the machine vision market has been growth in the demand for machine vision systems in the semiconductor and electronics industries. In general, the growth in demand for personal computers, cellular communications and other electronic devices, as well as the increase in electronic components inside other products such as consumer appliances and automobiles, are key elements of the level of demand for electronic and semiconductor components. For example, VLSI Research, Inc., an independent technology research firm, projects that the demand for lead inspection equipment will grow from $185 million in 2000 to $400 million in 2004. In an effort to rapidly improve and increase manufacturing capability, while at the same time introducing innovative new designs and improving quality, manufacturers of these components are increasingly turning to machine vision as a vital part of their manufacturing process. However, over the past 24 months, the manufacturing sectors of the economy in general, and the semiconductor and electronics industries in particular, have experienced a significant decrease in demand for their products. As a result, these businesses have purchased less equipment for use in their production processes, which has led to a significant decrease in demand for vision inspection systems throughout the industry.

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

•                    Increasing International Market Presence: The Company is aggressively focusing on increasing its market share in the worldwide machine vision market. The Company believes international markets represent a significant opportunity and intends to capture a significant share of this market through investment and expansion in its international sales distribution and support infrastructure. In fiscal 2003, 52% of the Company’s revenues came from customers based outside of the United States.

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

The Company’s family of machine vision systems, which include complete software tools for application development, provide significant performance advantages that meet manufacturers’ critical requirements. These requirements include high speed, flexibility, ease-of-use, networkability and statistical feedback, all without sacrificing performance. All PPT VISION systems are supported by the Company’s focus on providing its customers with complete solutions, not just components, and a major commitment to providing its customers with value-added application engineering services.

The Company has developed products that have specific advantages in terms of speed and ease-of-use. Many of the Company’s machine vision systems are capable of operating at speeds over 10,000 parts per minute performing 100% inspection. This speed can be critical to successfully employing machine vision in many applications. PPT VISION also pioneered the use of an icon-based visual programming system  operating in the Microsoft® Windows™ environment. Users are able to program the Company’s systems by creating a flowchart of icons linked together rather than having to write a computer program in a programming language such as C++ or using a complex menu-based system. This results in lower cost and less time for implementation.

IMPACT™  Machine Vision Micro-System

In fiscal 2002, PPT introduced the IMPACT machine vision micro-system and Inspection Builder™ application programming software.  The IMPACT machine vision micro-system offers the high performance capability of a traditional PC based vision system, within a rugged, industrial design, typical of a real-time industrial control system.  IMPACT represents the first product into the machine vision market with all the power and flexibility of a PC based vision system, yet positioned into the low-cost machine vision category, and packaged with a real-time operating system and rugged industrial hardware.

Leveraging Ethernet technologies, IMPACT can be configured as a high performance network of vision micro-systems that together form a complete solution for multiple points of inspection within a complex assembly or inspection line.

Inspection Builder software, which was designed specifically for the IMPACT machine vision micro-system, was designed from the ground up, using the latest software development technologies.  The end result is a software package that is easy-to-use and does not require users to utilize advanced programming techniques such as C++ or Visual Basic.

IMPACT is a sealed module with no moving parts, containing all the essential components of machine vision, into a single package.    This includes a high speed micro-processor (image processor), solid state memory, and real-time operating system inside, plus digital cameras, and Ethernet connectivity.  Inspection Builder software offers the possibility to deliver complete custom application programs within an easy to use software model.  The IMPACT machine vision micro-system offers a breadth of software and performance capabilities that are not currently available in the market.

Passport DSL™ and Scout DSL™ (Digital Serial Link)

The Company introduced its completely digital machine vision systems, the patented Passport DSL and Scout DSL systems, in fiscal 1998. These products offer an integrated network of cameras, lighting, image processors and hubs that together form a complete machine vision system.

The Passport DSL and Scout DSL systems are completely digital, which results in much greater accuracy and repeatability than traditional analog systems. These DSL systems feature PPT’s Vision Program Manager™ (VPM) software, a powerful, graphical programming interface that requires no programming expertise and operates in the Microsoft® Windows™ environment. The Passport DSL and Scout DSL both incorporate a fully integrated Pentium-based PC that can be easily added onto a factory network, allowing for a full range of control and monitoring capabilities and an easy way to import or export process information and images. The DSL systems support a network of up to 16 asynchronously functioning cameras that capture non-interlaced video images at rates up to 4,000 full frames per minute. To complement the DSL product family, the Company has also developed the DSL5000, DSL5600, DSL6000 and DSL7500 digital cameras.

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

SpeedScan 3D™ Sensor

The SpeedScan 3D Sensor is based on PPT’s patented Scanning Moiré Interferometry™ (SMI™) 3D technology. Using a tri-linear CCD sensor and advanced optics, the SpeedScan 3D Sensor is capable of real-time calculation of 3D topography in a single pass. SMI is a unique, patented, real-time, technology for high speed, high accuracy 3D scanning. It is an area-scanning technology that gathers height data at rates many times faster than conventional laser-based sensors. SMI is especially suitable for applications in the semiconductor and electronics industries, with specific applications that include inspection of leaded and bumped components in the semiconductor back-end manufacturing process, IC coplanarity (BGA, mBGA, QFP, TSOP, and QFN), inspection of surface-mount electronic connectors, connector coplanarity, solder paste volume and inspection of components used in hard disk drives.

MARKETS AND CUSTOMERS

The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2003, the Company had sold more than 4,600 machine vision systems to over 320 customers since inception.

In the past year, four customers each accounted for over 10% of net revenues.  The largest of these customers, Optima Tech Co. Ltd. and  Tokyo Weld Co., Ltd  each accounted for 11.7% of net revenues.   In addition, Chrysler Corporation accounted for 10.8% of net revenues and Simac Masic B.V. accounted for 10.6% of net revenues.   During fiscal 2002 no individual customers accounted for ten percent of net revenues.   During fiscal 2001, Tokyo Weld, Co., Ltd. accounted for 22% of net revenues, and revenue from Simac Masic B.V. accounted for 11% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company’s principal customers could have a material adverse effect on the Company’s results of operations.

SALES, MARKETING AND CUSTOMER SUPPORT

The Company sells its products primarily on a direct basis in the United States to end-users, system integrators, distributors, machine builders and OEMs. Outside the United States, the Company sells primarily through a network of distributors covering Europe, Asia and South America. The Company markets its products through appearances at industry trade shows, advertising in industry trade journals, articles published in industry and technical journals, its own website and through direct-selling in specific vertical markets. In addition, the Company’s strong customer relationships serve as valuable references.

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

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location during the past three years:

YEAR ENDED OCTOBER 31,	2003	2002	2001
United States	48%	63%	45%

Europe & Canada	22%	12%	13%

Asia-Pacific	29%	23%	40%

South America	1%	2%	2%

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

Optics and Illumination. This refers to the means and methods by which a scene is illuminated and optically presented to an input device such as a video camera. Special optics and illumination techniques are often used to reveal features in an image that would otherwise go undetected or to optimize an image for subsequent processing. Optics and illumination draw on skills from the disciplines of physics, mechanical engineering and electrical engineering.

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

Research and development expenditures were $3.6 million, $4.6 million and $5.0 million in the fiscal years ended October 31, 2003, 2002, and 2001, respectively.

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

EMPLOYEES

As of January 15, 2004, the Company had 61 full-time employees, including 22 employees in research and development, 20 in sales, marketing and application engineering, 13 in manufacturing and 6 in finance and administration. Although the Company has been successful in attracting and retaining qualified technical personnel to date, there can be no assurance that this success will continue. None of the Company’s employees are covered by collective bargaining agreements or are members of a union. The

Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

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

RISK FACTORS

We have incurred losses in each of the last three years.   The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $29.6 million at October 31, 2003. In 2003, our net loss was $4.1 million.  In 2002, our net loss was $6.9 million. In 2001, our net loss was $4.8 million.  In addition, the Company expects to incur losses and negative cash flows for at least the next several fiscal quarters.  The Company believes that the amount of the losses will be substantially smaller than in recent fiscal years.

During fiscal year 2003, we raised approximately $1.1 million of additional capital through the exercise of warrants that were issued in connection with our fiscal 2002 Shareholder Rights Offering. As of October 31, 2003, we had working capital of $3.8 million and no long-term debt.  The Company  believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2005. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

We have encountered significantly increased competition from lower-priced competitive products. Several of our competitors have introduced lower-priced 2D vision inspection systems that present a significant challenge to us. Although these competitors’ products do not include all the features of our Passport™ and Scout™ product lines, they may provide vision inspection solutions for some customers at attractive prices. Although we have introduced our new lower-priced, IMPACT high-performance 2D inspection system, we cannot guarantee that this system will successfully compete in this market.

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

We are dependent upon a limited number of principal customers. In two of the past three fiscal years, we have had one or more customers that have accounted for ten percent or more of our net revenues. During fiscal 2003, four customers each accounted for approximately 10% of our net revenues.  While no customer accounted for ten percent or more of our net revenues in fiscal 2002, during the fiscal year ending October 31, 2001, revenue from Tokyo Weld, Co., Ltd. accounted for 22% of net revenues and revenue from Simac Masic B.V. accounted for 11% of net revenues. We do not have in effect long-term agreements with these customers under which they agree to continue purchasing significant quantities of our products. The loss of, or significant decrease in purchases by, any of our principal customers and subsequent failure to replace those customers could have a material adverse effect on our results of operations.

Our revenues are dependent in part on capital spending in the electronics and semiconductor industries. The electronics and semiconductor industries combined have historically accounted for over 50% of all machine vision industry sales. Capital spending on new manufacturing capacity by these industries has historically been very cyclical and is currently in the midst of a very pronounced down cycle. We have historically received over 60% of our revenue flow from electronic component inspection applications. As such, our revenue results have been adversely affected over the past six quarters and there can be no assurance as to when capital spending in these industries will begin a cyclical upturn. While revenues have increased sequentially each quarter from the quarter ended April 30, 2002 through the quarter ended October 31, 2003, we can not be assured that this trend will continue.

Our future success is dependent upon sales of our SMI™ technology. Over the last five years, we have acquired patent rights for Scanning Moiré Interferometry (“SMI”) technology and incurred significant expenditures in developing this technology. Our SMI technology has been incorporated into our SpeedScan 3D sensors. In order to achieve profitability, we need to achieve incremental revenues from this product line. There can be no assurance that we can do this.

We rely heavily on our proprietary technology, much of which is protected as trade secrets. We rely heavily on our image acquisition and image processing hardware designs, along with proprietary software technology. We have been issued patents, or obtained licenses to patents, in the past on certain technology and have patents pending on new technologies. We currently rely most heavily on protecting our proprietary information as trade secrets. We cannot ensure that the steps we take will be adequate to prevent misappropriation of our technology by third parties. We also cannot be certain that the steps taken will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may “reverse engineer” our products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain based on patents with broad, and often questionable, applications. As the number of our products increases, the markets in which our products are sold expand and the functionality of those products grows and overlaps with products offered by competitors. We have been sued for patent infringement in the past and may be subject to patent infringement claims in the future. In addition to being expensive and time consuming for us, protracted litigation to defend or to prosecute intellectual property could result in some customers deferring or limiting their purchase of our product until resolution of the litigation. Although we do not believe that any of our products or proprietary rights infringe upon the valid rights of third parties, we cannot guarantee that infringement claims will not be asserted against us in the future or that any such claims will not require us to enter into royalty arrangements or result in costly litigation.

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

A significant portion of our revenue arises from international markets. In the years ending October 31, 2003, 2002 and 2001, sales of our products to customers outside of the United States accounted for approximately 52%, 37% and 55%, respectively, of our net revenues. We anticipate that international revenue will continue to account for a significant portion of our net revenues. Our operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render our products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

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

We may be unable to utilize our net operating loss if we fail to generate sufficient taxable income. The utilization of  net operating loss carryforward is dependent upon our ability to generate sufficient taxable income during the carryforward period. In fiscal 2003, there was no tax provision due to the net loss for the period. At October 31, 2003, we had available net operating loss and tax credit carryforwards for income tax purposes of approximately $27.4 million and $1.2 million respectively. These carryforwards expire in the years ending October 31, 2004 through October 31, 2023.

EXECUTIVE OFFICERS AND OTHER KEY MEMBERS OF MANAGEMENT

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Joseph C. Christenson	45	President, Director
David L. Friske	59	Vice President, Manufacturing
Timothy C. Clayton	49	Chief Financial Officer

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

Mr. Christenson and Mr. Friske serve as full time employees of the Company.  Mr. Clayton devotes such time as is necessary to fulfill his duties as Chief Financial Officer.

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

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The Company’s Common Stock trades on the Nasdaq Small Cap Market under the symbol “PPTV.” The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by Nasdaq for the years listed below:

	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2003
First Quarter	$0.85	$0.45
Second Quarter	0.77	0.43
Third Quarter	0.80	0.51
Fourth Quarter	1.58	0.62

FISCAL YEAR ENDED OCTOBER 31, 2002
First Quarter	$1.64	$1.27
Second Quarter	1.48	0.96
Third Quarter	1.10	0.65
Fourth Quarter	1.04	0.60

HOLDERS

On January 9, 2004, there were approximately 600 holders of record of the Company’s Common Stock. This figure does not reflect more than 1,300 beneficial stockholders whose shares are held in nominee names.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table below presents the Company’s Equity Compensation Plan information as of October 31, 2003

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,002,750	$2.07	1,197,250

The Company has three equity compensation plans: its 1988 Stock Option Plan, its 1997 Stock Option Plan and its 2000 Stock Option Plan.

ISSUER PURCHASES

The Company did not repurchase any equity securities during the quarter ended October 31, 2003.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based on the Company’s accompanying financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported revenues and expenses during the reporting period. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates.

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

Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age and considering specific factors about each individual customer’s financial condition. When it is deemed probable that all or a portion of a customer’s account is uncollectible, a corresponding amount is added to the allowance for doubtful accounts.

The Company’s inventory primarily consists of parts and other materials that are used in the manufacture of vision systems.  The Company generally only builds systems based on customer orders and as a result maintains only a minor amount of finished goods inventory.  Management establishes valuation reserves for estimated excess and obsolete materials inventory based on the difference between the cost of the inventory and its estimated market value.  Market value is estimated based on a variety of assumptions about future product demand and market conditions. In view of the rapid pace of technological change in the machine vision industry, the Company generally considers inventory that has had no usage for one year to be obsolete. In addition, changes in the Company’s product offerings or those of their competitors, may also result in excess or obsolete inventory.  Accordingly, these factors will also be considered in the determination of the market value of inventory.

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

The Company’s long-lived assets include properties and equipment and intangible assets such as patents.  These assets are evaluated for possible impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  During fiscal 2003, the Company decided to close its Microelectronics Systems Division (MSD) business unit and discontinue selling the PPT861™ vision system.  As a result of this decision, certain of the patents that were directly related to this product were considered impaired and the remaining asset value was expensed.

During fiscal 2003 the Company implemented a restructuring plan designed to specifically refocus the Company on its traditional core competencies, improve the efficiency of its product development and marketing efforts, and significantly reduce its operating cost structure.  The restructuring plan included the closure of the Microelectronics Systems Division which primarily involved the elimination of the PPT861 inspection product. In addition PPT has consolidated certain product development and engineering functions, and implemented certain other cost reduction actions within the Company.  These actions reduced the size of the workforce by 24% and reduced annual operating expenses by approximately $1.8 million.  Operating expenses were approximately  $1.8 million in the fourth quarter of fiscal 2003 as compared with operating expenses of over $2.3 million in the first quarter of fiscal 2003.

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 2003 to Year Ended October 31, 2002

Net Revenues increased 17% to $8.8 million in fiscal 2003 from $7.5 million in fiscal 2002. Unit sales of the Company’s machine vision systems increased to 503 in fiscal 2003 from 234 in fiscal 2002. Net revenues increased primarily due to a slight upturn in the level of purchases of capital equipment in the manufacturing sector of the global economy and due to an increased acceptance of the Company’s new IMPACT 2D vision system.  The Company sold over 200 IMPACT units in fiscal 2003 as compared with very few units in fiscal 2002, the year in which the product was introduced.  Overall, 2D revenues grew 28% in fiscal 2003 over fiscal 2002 strengthened by IMPACT sales and sales to a large OEM customer that had not purchased vision systems from us since the economic downturn began in July of 2001.  Sales to customers outside the United States represented 52% of net revenues in fiscal 2003, compared to 37% in fiscal 2002. Average selling prices in fiscal 2003 were 46% lower on a per unit basis when compared to fiscal 2002, due to the relative size of the 3D revenues in fiscal 2002.  The growth in our 2D business in fiscal 2003 and especially with respect to the lower-priced IMPACT vision systems dramatically drove down our average selling price as compared with the prior year.  We expect the trend of lower average selling price to continue in the next fiscal year.

Gross Profit improved 57.2% to $4.8 million in fiscal 2003 from $3.0 million in fiscal 2002. Gross profit as a percentage of net revenues for fiscal 2003 increased to 54.5% compared to 40.6% in fiscal 2002. The increase in gross profit and gross profit margin is primarily as a result of the growth in net revenues and as a result of recording a provision for excess and obsolete inventory of $500,000 and a loss related to an adverse purchase commitment of $215,000 in costs of goods sold in fiscal 2002.

Selling Expenses decreased 14.2% to $3.1 million in fiscal 2003, compared to $3.6 million in fiscal 2002. This decrease is the result of cost-control measures implemented during fiscal 2003. As a percentage of net revenues, fiscal 2003 selling expenses decreased to 35.3%, compared with 48.3% in fiscal 2002. The percentage decrease reflects both the increase in revenues as well as the cost reductions.

General and Administrative Expenses  increased 8.0% to $1.9 million in fiscal 2003, compared to $1.8 million in fiscal 2002. As a percentage of net revenues, general and administrative expenses decreased to 21.9% for fiscal 2003, compared to 23.8% for fiscal 2002. The increase in general and administrative expenses is due to the recognition of  $185,000 of expenses as a result of the decision to close the MSD business unit.  These costs related to accounts receivable that were considered to be uncollectible and patent assets that were believed to be impaired.

Research and Development Expenses decreased 20.7% to $3.6 million in fiscal 2003, from $4.6 million in fiscal 2002. Research and development expenses as a percentage of net revenues for fiscal 2003 decreased to 41.5%, compared to 61.3% for fiscal 2002. The decrease in research and development spending reflects the Company’s effort to control operating costs in a weak economic environment, while still supporting an aggressive new product development agenda focused both on its 2D and 3D technology.

Restructuring and other costs represent non-recurring costs incurred in connection with the closure of the MSD operations and the decision to discontinue the development, sale and manufacture of the PPT861 product line.  The costs associated with this decision totaled $362,000 and include severance costs related to 5 positions and equipment write downs.  In addition, this decision resulted in the reduction in the value of certain receivables associated with this product.  The accounts receivable write down of $77,000 has been included in general and administrative expenses.

Interest and Other Income increased to $113,000 in fiscal 2003, compared to $60,000 in fiscal 2002. This increase is primarily the result of the recognition of non-refundable down payments from customers under purchase commitment obligations.

Income Taxes: There was no tax provision or benefit for fiscal 2003 or 2002 due to the net losses in the periods.

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

Selling Expenses decreased 18.2% to $3.6 million in fiscal 2002, compared to $4.4 million in fiscal 2001. This decrease is the result of cost-control measures implemented at the end of fiscal 2001. As a percentage of net revenues, fiscal 2002 selling expenses increased to 48.3%, compared with 33.1% in fiscal 2001. The percentage increase is due to lower fiscal 2002 revenues.

General and Administrative Expenses decreased 18.2% to $1.8 million in fiscal 2002, compared to $2.4 million in fiscal 2001. As a percentage of net revenues, general and administrative expenses increased to 23.8% for fiscal 2002, compared to 18.0% for fiscal 2001. The decrease in general and administrative expenses reflects the cost-cutting measures implemented by the Company in fiscal 2001 to lower its cost structure primarily through reductions in the number of employees and by aggressively reducing discretionary spending. The increase in general and administrative expenses as a percentage of revenues reflects the lower fiscal 2002 revenues.

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

Interest and Other Income decreased to $60,000 in fiscal 2002, compared to $177,000 in fiscal 2001. The decrease in interest income is due to the decline in balances of cash, cash equivalents and investments.

Income Taxes: There was no tax provision or benefit for fiscal 2002 or 2001 due to the net losses in the periods.

LIQUIDITY AND CAPITAL RESOURCES

Due to its continuing losses, the Company has been using its existing cash and cash equivalents to fund the shortfall in cash generated from its operating activities. In order to satisfy the Company’s anticipated working capital and capital resources needs, the Company completed a Shareholder Rights Offering during fiscal 2002 and raised net proceeds of approximately $4.3 million. The Offering resulted in the issuance of approximately 4.5 million shares of Common Stock and approximately 2.25 million warrants to purchase a share of Common Stock at $2.50 per share until September 30, 2003.  In the third quarter of fiscal 2003 the Board of Directors decided to lower the exercise price of the warrants issued in connection with the Shareholder Rights Offering to $0.70 per share.  Warrants to purchase 1.6 million shares of stock were exercised by the expiration date of September 30, 2003.  The net proceeds to the Company were approximately $1.1 million after expenses.  The issuance of the shares of stock and warrants and the related receipt of cash have been reflected in the accompanying financial statements.

The Company believes that cash generated from operations together with the cash provided by the warrant exercises and other potential sources of financing will be sufficient to provide the cash necessary to meet its operating, working capital and capital resource obligations through the second quarter of fiscal 2005. The Company believes that it may need to obtain additional financing thereafter to fund the working capital needs of its operating plan which anticipates revenue growth.

In addition to the working capital of $3.8 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners,  or customer-sponsored research and development projects.

The Company financed its operations during fiscal 2003 through existing cash and cash equivalents,  the cash generated from the exercise of the warrants issued as part of the Shareholder Rights Offering and through customer advances. Net cash used in operating activities during fiscal 2003 was $1.8 million which represented a 60% decrease from cash used in operations in fiscal 2002.  Accounts receivable increased $275,000 primarily due to the growth in net revenues in fiscal 2003, partially offset by strong collections. Inventories decreased $832,000 during fiscal 2003 due to the shift to the IMPACT visions system which has a lower inventory content than previous products, the elimination of the PPT861 product, and the utilization of existing inventory items.  Accounts payable and accrued expenses decreased by $69,000. Deferred revenue increased $541,000 from the prior year end as a result of a January 2003 product development and OEM agreement with ISMECA that contained a significant advance payment for products that would be shipped in the future.

Net cash used by investing activities was $190,000 in fiscal 2003, primarily related to fixed asset additions. During fiscal 2002, fixed asset additions totaled $255,000.  Fixed asset additions in fiscal 2004 are expected to be slightly higher than in fiscal 2003.

Net cash provided by financing activities was $1.2 million for fiscal 2003, primarily from the exercise of the warrants that were issued in connection with the Shareholder Rights Offering. In fiscal 2002 the Company generated $4.4 million of cash primarily from the proceeds of the Shareholder Rights Offering.

The Company incurred a net loss of $4,123,000 for fiscal 2003, and has an accumulated deficit of $29.6 million as of October 31, 2003. There can be no assurance that the Company will not incur additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future.

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

The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. Annual rental and common area maintenance (CAM) payment obligations are approximately $1.0 million in the aggregate.  The lease agreement also includes a provision whereby in July 2005, the landlord can, at its option, require the Company to take 17,000 square feet of additional space in the same building.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provisions of SFAS No. 148.  The Company chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements.  The adoption of  SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company does not have any financial instruments as defined by SFAS No. 150.  The adoption of SFAS No. 150 did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).   FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.   The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002.   The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.   The adoption of FIN 45 did not impact the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s financial statements.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during each of the years ended October 31, 2003, 2002 and 2001.

Quantitative and Qualitative Disclosures About Market Risk

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2003 due to the short maturities of these instruments.

INTEREST RATE RISK

The Company’s cash and cash equivalents represent investments purchased with original maturities of three months or less.  Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2003,  a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

FOREIGN CURRENCY EXCHANGE RATE RISK

Historically, the Company’s international sales, which are primarily in Europe, Canada, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. The Company does have one customer where sales are denominated in Japanese Yen.  As of October 31, 2003 this customer’s outstanding balance represented approximately 10% of our year-end accounts receivable.  This customer typically pays within 60 days of billing.  The Company does not engage in foreign currency speculation.  At October 31, 2003, the Company had no foreign exchange contracts outstanding.

Item 7. FINANCIAL STATEMENTS

The financial statements are listed in Item 13 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In a Form 8-K dated July 1, 2003 the Company announced that it had changed its independent accountants.

Item 8A. CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph Christenson, and Chief Financial Officer, Timothy Clayton, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)                                  Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required under this item with respect to directors is contained in the section “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2004 Proxy Statement”), a definitive copy of which will be filed within 120 days of October 31, 2003 and is incorporated herein by reference.  Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in the 2004 Proxy Statement and is incorporated herein by reference.

Information concerning compliance with Section 16(a) is contained in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.  Information concerning the Company’s Code of Ethics is included in the Section entitled “Other Information Regarding the Board of Directors,” and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled “Executive Compensation and Other Information,” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information required under this item with respect to share ownership is contained in the section entitled “Security Ownership of Principal Shareholders and Management”  in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Information required under this Item with respect to stock ownership under equity compensation plans is contained in the section entitled “Equity Compensation Plan Information” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the section entitled “Certain Transactions” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as Part of this Report

(1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-KSB.

(2) LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of PPT Vision, Inc. (incorporated by reference to Exhibit 3.1 of 2002 Form 10-KSB)

3.2	By-Laws of PPT Vision (incorporated by reference to Exhibit 3.2 of 1996 Form 10-K)

4.1

Preferred Stock Purchase Rights Agreement, as amended (incorporated by reference to Exhibit 1 to June 17, 1999 Registration Statement on Form 8-A, as amended by Exhibit 1 to October 19, 1999 Amendment No. 1 to Registration Statement on Form 8-A/A and as amended by amendment No. 1 to March 11, 2002 Amendment No. 2 to Registration Statement on Form 8-A/A.)

10.1	Employment Agreement with Joseph C. Christenson dated as of May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.2*	PPT VISION, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.3*	PPT VISION, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.4*	PPT VISION, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.5 of 2002 Form 10-KSB)

10.5	Lease Agreement dated July 17, 1998 for facilities at Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.7 of 1999 Form 10-K)

10.6	First Amendment of Lease dated October 16, 1999 for Facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.8 of 1999 Form 10-K)

21	The Company has no subsidiaries

23.1	Consent of Virchow, Krause & Company, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

*Indicates compensatory plan

(b) Reports on Form 8-K

The following reports on Form 8-K were filed or furnished during the quarter ended October 31, 2003:

(1) Form 8-K dated August 15, 2003 reporting under Item 12 the PPT Vision, Inc. results of operations for the quarter ended July 31, 2003.

(2) Form 8-K dated September 30, 2003, reporting under Item 5 that holders of a total of 1,688,705 warrants exercised their warrants prior to the warrant expiration date of September 30, 2003, resulting in gross proceeds of $1,182,000 to the Company.

(3) Form 8-K dated October 14, 2003, reporting under Item 5 the receipt of an order for 40 IMPACT machine vision micro-systems.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not yet applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, INC.

Date : January 26, 2004	By:	/s/Joseph C. Christenson
Joseph C. Christenson
(Principal Executive Officer)

Signatures and Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Joseph C. Christenson and Timothy C. Clayton as his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Date: January 26, 2004	/s/ Joseph C. Christenson
Joseph C. Christenson
President, Director
(Principal Executive Officer)

Date: January 26, 2004	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Accounting Officer)

Date: January 26, 2004	/s/ Robert W. Heller, Director
Robert W. Heller, Director

Date: January 26, 2004	/s/ David C. Malmberg, Director
David C. Malmberg, Director

Date: January 26, 2004	/s/ Peter R. Peterson, Director
Peter R. Peterson, Director

Date: January 26, 2004	/s/ Benno G. Sand, Director
Benno G. Sand, Director

REPORT OF INDEPENDENT AUDITORS

Shareholders, Audit Committee and Board of Directors
PPT VISION, Inc.
Eden Prairie, Minnesota

We have audited the accompanying balance sheet of PPT VISION, Inc. as of October 31, 2003 and the related statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PPT VISION, Inc. as of October 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

December 2, 2003

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of PPT VISION, Inc.

In our opinion, the accompanying balance sheet as of October 31, 2002 and the related statements of operations, shareholders’ equity and cash flows for the years ended October 31, 2002 and 2001 present fairly, in all material respects, the financial position of PPT VISION, Inc. at October 31, 2002, and the results of its operations and its cash flows for each of the two fiscal years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the 2002 financial statements, the Company has sustained losses and negative cash flows from operating activities in recent years and may require additional capital to support future operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the 2002 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 6, 2002, except as to Note 3 to the 2002 financial statements which is as of January 9, 2003

STATEMENTS OF OPERATIONS

YEAR ENDED OCTOBER 31,	2003	2002	2001
Net revenues	$8,765,000	$7,474,000	$13,326,000
Cost of sales	3,987,000	4,436,000	6,566,000
Gross profit	4,778,000	3,038,000	6,760,000
Expenses:
Selling	3,095,000	3,609,000	4,408,000
General and administrative	1,923,000	1,781,000	2,409,000
Research and development	3,634,000	4,583,000	4,963,000
Restructuring charges	362,000	—	—
Total expenses	9,014,000	9,973,000	11,780,000
Loss from operations	(4,236,000)	(6,935,000)	(5,020,000)
Interest and other income	113,000	60,000	177,000
Net loss	$(4,123,000)	$(6,875,000)	$(4,843,000)
Net loss per share:
Basic	$(0.40)	$(0.90)	$(0.88)
Diluted	$(0.40)	$(0.90)	$(0.88)
Weighted average shares outstanding:
Basic	10,253,975	7,631,000	5,492,000
Diluted	10,253,975	7,631,000	5,492,000

The accompanying notes are an integral part of the financial statements.

BALANCE SHEETS

OCTOBER 31,	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$2,086,000	$2,932,000

Accounts receivable, net	2,118,000	1,843,000
Inventories	1,021,000	1,853,000
Other current assets	319,000	294,000
Total current assets	5,544,000	6,922,000
Property and equipment, net	708,000	1,417,000
Intangible assets, net	2,141,000	2,545,000
Other assets, net	53,000	53,000
Total assets	$8,446,000	$10,937,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$699,000	$676,000
Accrued expenses	502,000	593,000
Deferred revenue	565,000	24,000
Total current liabilities	1,766,000	1,293,000

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock $.10 par value; authorized 20,000,000 and 10,000,000 shares; issued and outstanding 11,802,801 and 10,067,950 shares, respectively	1,180,000	1,007,000
Capital in excess of par value	35,080,000	34,094,000
Accumulated deficit	(29,580,000)	(25,457,000)

Total shareholders’ equity	6,680,000	9,644,000
Total liabilities and shareholders’ equity	$8,446,000	$10,937,000

The accompanying notes are an integral part of the financial statements

STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31,	2003	2002	2001
Net loss	$(4,123,000)	$(6,875,000)	$(4,843,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,163,000	1,336,000	1,404,000
Stock based compensation	8,000	20,000	—
Provision for excess and obsolete inventories	—	500,000	—
Loss on disposal of assets	141,000	—	2,000
Gain (loss) on sales of investments	—	(12,000)	74,000
Change in assets and liabilities:
Accounts receivable, net	(275,000)	332,000	3,027,000
Inventories	832,000	239,000	298,000
Other assets	(25,000)	(66,000)	97,000
Restricted cash	—	—	400,000
Accounts payable	23,000	182,000	(1,059,000)
Accrued expenses	(92,000)	115,000	(227,000)
Deferred revenue	541,000	(262,000)	3,000
Total adjustments	2,316,000	2,384,000	4,019,000
Net cash used in operating activities	(1,807,000)	(4,491,000)	(824,000)
Cash flows from investing activities:
Purchase of property and equipment	(161,000)	(255,000)	(676,000)
Purchase of investments	—	—	—
Sales and maturities of investments	—	502,000	2,506,000
Net investment in other long-term assets	(29,000)	(42,000)	(77,000)
Net cash provided by (used in) investing activities	(190,000)	205,000	1,753,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	1,151,000	4,413,000	58,000
Net cash provided by financing activities	1,151,000	4,413,000	58,000
Net increase (decrease) in cash and cash equivalents	(846,000)	127,000	987,000
Cash and cash equivalents at beginning of year	2,932,000	2,805,000	1,818,000
Cash and cash equivalents at end of year	$2,086,000	$2,932,000	$2,805,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income tax	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	COMMON SHARES	STOCK AMOUNT	CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED (DEFICIT)	TOTAL SHAREHOLDERS’ EQUITY
October 31, 2000	5,479,782	$548,000	$30,062,000	—	$(13,739,000)	$16,871,000

Stock issued through the employee stock purchase plan	32,336	3,000	55,000			58,000

Comprehensive loss:
Net loss					(4,843,000)	(4,843,000)
Change in unrealized gain (loss) on investments				12,000		12,000
Total comprehensive loss						(4,831,000)
October 31, 2001	5,512,118	551,000	30,117,000	12,000	(18,582,000)	12,098,000
Stock based compensation			20,000			20,000
Stock issued through the employee stock purchase plan	71,971	7,000	48,000			55,000
Stock issued in Shareholder Rights Offering, net of offering costs	4,483,861	449,000	3,909,000			4,358,000
Comprehensive loss:
Net loss					(6,875,000)	(6,875,000)
Change in unrealized gain (loss) on investments				(12,000)		(12,000)
Total comprehensive loss						(6,887,000)

October, 31, 2002	10,067,950	1,007,000	34,094,000	—	(25,457,000)	9,644,000
Stock based compensation			8,000			8,000
Stock issued through the employee stock purchase plan	46,141	4,000	25,000			29,000
Stock issued through the exercise of warrants, net of cost of $60,000	1,688,710	169,000	953,000			1,122,000
Net loss and comprehensive loss					(4,123,000)	(4,123,000)
October 31, 2003	11,802,801	$1,180,000	$35,080,000	$—	$(29,580,000)	$6,680,000

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003, 2002 and 2001

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PPT VISION, Inc. designs, manufactures, markets, and integrates 2D and 3D machine vision-based automated inspection systems for manufacturing applications. Machine vision-based inspection systems enable manufacturers to increase the quality of manufactured parts and improve the productivity of manufacturing processes. The Company’s 2D machine vision product line is sold on a global basis to end-users, system integrators, distributors and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries. The Company’s SpeedScan 3D™ sensor, incorporating the Company’s patented high-speed Scanning Moiré Interferometry™ technology is sold to original equipment manufacturers for specific applications targeted at inspection of leaded and bumped components in the semiconductor back-end manufacturing process, inspection of surface-mount electronic connectors, and inspection of components used in hard disk drives.

USE OF ESTIMATES

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

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days.  Accounts receivable over 60 days are considered past due.  The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $163,000 and $133,000 at October 31, 2003 and 2002, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (“FIFO”) basis.

PROPERTY AND EQUIPMENT

Property and equipment consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset ranging from two to ten years and for tax purposes over five and ten years using accelerated and straight-line methods.  When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period.  Maintenance and repairs are expensed as incurred; significant improvements are capitalized.

INTANGIBLE ASSETS

Intangible assets include patents and trademarks and are amortized using the straight-line method over their respective estimated useful lives of 5 to 10 years.

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

DEFERRED REVENUE

Deferred revenue results from amounts collected from customers in advance of shipment of systems or in advance of performing engineering services.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences include depreciation, allowance for doubtful accounts, inventory valuation adjustments, accrued expenses and net operating losses. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options.  Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation.   The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended October 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options.  Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

FISCAL YEAR ENDED OCTOBER 31,		2003	2002	2001
Net loss	Reported	$(4,123,000)	$(6,875,000)	$(4,843,000)
	Pro forma	$(4,387,000)	$(7,219,000)	$(5,303,000)
Basic and diluted loss per share	Reported	$(0.40)	$(0.90)	$(0.88)
	Pro forma	$(0.43)	$(0.95)	$(0.97)

Stock based compensation - as reported		$8,000	$20,000	$—

Stock based compensation - pro forma		$264,000	$344,000	$460,000

The pro forma amounts may not be representative of the effects on reported net loss for future years.  The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

FISCAL YEAR ENDED OCTOBER 31,	2003	2002	2001
Risk free interest rates	4.0%	4.0%	4.2%
Expected lives	7 Years	6 Years	6 Years
Expected volatility	180%	115%	85%
Expected dividends	0%	0%	0%

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements.  The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company does not have any financial instruments as defined by SFAS No. 150.  The adoption of SFAS No. 150 did not have a material effect the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).   FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.   The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.   The adoption of FIN 45 did not impact the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s financial statements.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $29.6 million at October 31, 2003. During fiscal years 2003 and 2002, the Company raised approximately $1.1 million and $4.3 million, respectively, through its Shareholder Rights Offering and subsequent exercise of warrants to provide for these capital needs and as of  October 31, 2003, the Company had $2.1 million of cash, $3.8 million of working capital and no long-term debt.

The Company believes that cash generated from operations together with the cash provided by the warrant exercises and other potential sources of financing will be sufficient to provide the cash necessary to meet its operating, working capital and capital resource obligations through the second quarter of fiscal 2005. The other sources of financing that are available include sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners.

NOTE 3:  INVENTORIES

As of October 31, inventories consist of the following:

	2003	2002
Manufactured and purchased parts	$728,000	$1,338,000
Work-in-process	202,000	450,000
Finished goods	91,000	65,000
Totals	$1,021,000	$1,853,000

In view of the rapid pace of technological change in the machine vision industry, the Company periodically reviews the carrying value of its inventories for excess or obsolete inventories. In fiscal 2002, the Company’s analysis of the net realizable value of its inventories included consideration of a variety of factors including existing inventory quantities, historical usage, expected future demand, the effect of technological advances and the impact of newly introduced products. As a result of its analysis, the Company recorded a provision for excess and obsolete inventories of $500,000.

NOTE 4:  PROPERTY AND EQUIPMENT

At October 31, furniture, fixtures and equipment consisted of the following:

	2003	2002
Equipment	$4,264,000	$6,949,000
Furniture and fixtures	568,000	972,000
	4,832,000	7,921,000
Less accumulated depreciation	(4,124,000)	(6,504,000)
Totals fixed assets	$708,000	$1,417,000

Depreciation expense was $730,000, $954,000 and $1,024,000 for the years ended October 31, 2003, 2002 and 2001, respectively.  During fiscal 2003, the Company wrote-off fully depreciated properties that were no longer in use.

NOTE 5:  INTANGIBLE ASSETS

Intangible assets at October 31, 2003 and October 31, 2002, consisted of the following:

	2003	2002
Patent and trademark	$3,681,000	$3,652,000
Less accumulated amortization	(1,540,000)	(1,107,000)
Totals intangible assets	$2,141,000	$2,545,000

Patent and trademark costs are amortized over five to ten years. The patent and trademark balance includes $3,041,000 representing the cost to acquire United States Patent No. 5,646,733 (“Scanning Phase Measurement Method and System for an Object at a Vision Station”), which was purchased from a third party company in fiscal year 1998. The Company commenced amortizing Patent No. 5,646,733 in June 2000 in conjunction with the shipment of production product utilizing the underlying technology. As of October 31, 2003 the Company has recorded $1.0 million of amortization expense related to Patent No. 5,656,733.  Amortization expense was $433,000, $382,000, and $380,000 for the years ended October 31, 2003, 2002, and 2001, respectively.  Amortization expense is estimated to approximate $350,000 in each of the next five fiscal years.

NOTE 6:  OTHER ASSETS

Other assets at October 31, 2003 and October 31, 2002, represent an investment of $53,000 in the common stock of Electro-Sensors, Inc. a related party shareholder of the Company. The Company’s percentage ownership is less than 1% of Electro-Sensors, Inc. outstanding common stock. There are no commitments or obligations associated with this investment.

NOTE 7: ACCRUED EXPENSES

Accrued expenses at October 31, include:

	2003	2002
Employee stock purchase plan payroll deductions	46,000	84,000
Accrued compensation	78,000	74,000
Sales and use taxes payable	26,000	26,000
Severance and office closure costs	—	66,000
Purchase commitments	60,000	215,000
Accrued rent and other	292,000	128,000
Totals	$502,000	$593,000

NOTE 8: OPERATING LEASES

The Company leases facilities and equipment under non-cancelable operating lease agreements. Rent expense was $702,000, $810,000, and $762,000 in 2003, 2002, and 2001 respectively. Minimum future rental payments due under non-cancelable operating lease agreements are as follows (amounts exclude required payments for common area maintenance expenses):

2004	700,000
2005	749,000
2006	806,000
2007	795,000
2007	795,000
Thereafter	279,000
Total	$4,124,000

NOTE 9: RESTRUCTURING AND OTHER COSTS

During fiscal 2003, PPT implemented a restructuring plan designed to specifically focus the Company on its traditional core competencies, improve the efficiency of its product development and marketing efforts, and significantly reduce the Company’s operating cost structure.  The restructuring plan included the closure of the Microelectronics Systems group which primarily involves the elimination of the PPT861™ inspection product. In addition PPT has consolidated certain product development and engineering functions, and implemented certain other cost reduction actions within the Company.

The costs associated with the decision to discontinue the development, sale and manufacture of the PPT861 product line totaled $591,000 and include severance costs related to 5 positions, inventory and equipment write downs and reductions in the value of certain receivables associated with this division. The amounts related to inventory adjustments are included in cost of goods sold and approximate $249,000.  The accounts receivable write down of $77,000 has been included in general and administrative expenses. In addition, severance costs related to the reorganization of our research and development activities and the elimination of 2 positions, totaled $97,000. An analysis of the restructuring costs recorded is as follows:

Severance	$226,000
Equipment write-downs	136,000
Total	$362,000

All payments related to the severance costs were completed prior to the end of the fiscal year and there was no  liability balance remaining at October 31, 2003.

NOTE 10: INCOME TAXES

The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to net loss before income taxes for the years ended October 31, as follows:

	2003	2002	2001
Expected tax benefit at statutory rate	$(1,400,000)	$(2,338,000)	$(1,643,000)
State income tax benefit, net of federal tax effect	(225,000)	(272,000)	(191,000)
Tax credits and other	(25,000)	(10,000)	(80,000)
Expiring loss carryforwards	320,000
Increase in valuation allowance	1,330,000	2,620,000	1,914,000
Total income tax expense (benefit)	$—	$—	$—

Deferred tax assets are comprised of the following at October 31:

OCTOBER 31,	2003	2002
Depreciation and amortization	$250,000	$207,000
Net operating loss carryforwards	9,744,000	8,303,000
Income tax credits	1,288,000	1,263,000
Inventory allowances	102,000	209,000
Other	—	72,000
Total deferred tax assets before valuation allowance	11,384,000	10,054,000
Less valuation allowance	(11,384,000)	(10,054,000)
Net deferred tax asset	$—	$—

At October 31, 2003, the Company has available federal net operating loss, state net operating loss and tax credit carryforwards for income tax purposes of approximately $27.4 million, $7.4 million and $1.2 million, respectively. These carryforwards expire in the years ending October 31, 2004 through October 31, 2023.  The amount of the federal net operating loss carryforwards that expire in the next five fiscal years are $920,000, $739,000, $50,000 $152,000, and $0, respectively.  Approximately $25,000 of the tax credit carryforwards expire in each of the next five fiscal years.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

NOTE 11: SHAREHOLDERS’ EQUITY

SHAREHOLDER RIGHTS OFFERING

In order to satisfy the Company’s anticipated working capital and capital resources needs, the Company initiated and completed a Shareholder Rights Offering (“Offering”) during fiscal 2002.  In the Offering, the Board of Directors authorized the sale of 5.5 million units at $1 per unit to existing shareholders. Each unit consisted of one share of common stock and a warrant to purchase one-half share of common stock. As a result of the Offering, the Company issued approximately 4,484,000 shares of common stock and approximately 2,242,000 warrants to purchase a share of common stock at $2.50 per share. The net proceeds to the Company were approximately $4.3 million after Offering expenses.   In the third quarter of fiscal 2003 the Board of Directors decided to lower the exercise price of the warrants issued in connection with the Shareholder Rights Offering to $0.70 per share.  Warrants to purchase 1.6 million shares of stock were exercised by the expiration date of September 30, 2003.  The net proceeds to the Company were approximately $1.1 million after expenses.  The issuance of the shares of stock and warrants and the related receipt of cash have been reflected in the accompanying financial statements.

STOCK OPTION PLANS

Under the Company’s 2000 Stock Option Plan, 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 2,200,000 shares of common stock to employees and directors. Options are granted at the fair market value on the date of grant. The granting of options and their vesting is within the discretion of the Company’s Board of Directors.

A summary of stock options issued and outstanding under these plans is as follows:

	NUMBER OF SHARES	WEIGHTED AVG. OPTION PRICE
Balance at October 31, 2000	788,300	$5.25
Granted	144,900	$2.38

Forfeited	(193,432)	$4.33
Balance at October 31, 2001	739,768	$4.97
Granted	373,850	$1.10
Cancelled	(211,650)	$6.88
Forfeited	(59,584)	$6.23
Balance at October 31, 2002	842,384	$2.86
Granted	388,700	$0.68
Cancelled	(228,334)	$2.53

Balance at October 31, 2003	1,002,750	$2.07

In fiscal year 2002, pursuant to an option exchange program approved by the Company’s Board of Directors, the Company allowed employees to cancel any or all of their current stock options which were issued pursuant to the 1988 or 1997 plans and which had exercise prices of $5 per share or greater in exchange for a grant of the same number of stock options cancelled in six months and one day from the date of cancellation at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Under this program, 211,650 stock options were voluntarily cancelled at a weighted average option price of $6.88 and 211,650 stock options were subsequently granted at an option price of $0.90. This option exchange resulted in variable accounting for 25,000 of the stock options granted under the program. Variable accounting will continue until all stock options subject to variable accounting are exercised, cancelled or forfeited.  As of October 31, 2003, 18,000 stock options remain under variable accounting treatment. The Company recorded $8,000 of expense related to this variable accounting treatment during fiscal 2003.  There was no expense in fiscal 2002.

The estimated weighted average grant-date fair value of stock options granted is as follows: 2003—$0.67, 2002— $0.94, and 2001 - $1.76.

The following table summarizes stock options outstanding and exercisable at October 31, 2003.

	OUTSTANDING			EXERCISABLE
Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$ 0.65 - $ 0.75	341,000	6.24	$.68	5,000	$0.65
$ 0.85 - $ 1.41	293,350	5.46	$1.09	184,809	$1.14
$ 2.13 - $ 3.34	53,750	4.40	$2.62	35,835	$2.61
$ 3.56 - $ 3.88	193,250	3.03	$3.73	193,250	$3.73
$ 4.43 - $ 8.70	121,400	3.00	$5.46	100,400	$5.55
	1,002,750	4.90	$2.07	519,294	$3.12

As of October 31, 2003 there were warrants outstanding to purchase 25,000 shares of the Company’s common stock with an exercise price of $12.00 and an expiration date of September 30, 2004. In May 2002, in connection with the Company’s Shareholder Rights Offering, the Company issued warrants to purchase 2,242,000 shares of the Company’s common stock at a price of $2.50 per share.  In fiscal 2003 the Company lowered the exercise price of the warrants to $0.70 per share.  Shareholders exercised warrants to purchase 1.6 million  shares in September 2003.  All remaining warrants related to the Shareholder Rights Offering expired on September 30, 2003.

EMPLOYEE STOCK PURCHASE PLAN

In March 2000, shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the “2000 Plan”) to replace the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which by its terms expired during 2000. The 2000 Plan provides for the purchase of up to 150,000 shares of common stock during a five-year annual offering period beginning June 1, 2000. In fiscal 2003, shareholders approved an amendment to the Plan to increase the number of shares authorized from 150,000 to 300,000 shares. Under the terms of the 2000 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each annual offering period. The 1995 Plan had similar provisions.

The purchase period for fiscal 2001 ended on May 31, 2001 and employees purchased 32,336 shares at $1.81 per share. The purchase period for fiscal 2002 ended on May 31, 2002 and employees purchased 71,971 shares at $0.76 per share.   The purchase period for fiscal 2003 ended on May 31, 2003 and employees purchased 46,141 shares at $0.63 per share.

NOTE 12: EMPLOYEE SAVINGS PLAN

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

The Company’s contributions under this program were approximately $36,000, $39,000, and $188,000 for the years ended October 31, 2003, 2002, and 2001, respectively.  In fiscal 2002 the Company funded its contributions through accumulated forfeitures of unvested Company contributions and therefore there was no expense recorded in fiscal  2002.  In fiscal 2003, $21,000 of contributions were funded from accumulated forfeitures and $15,000 was expensed by the Company.

NOTE 13: SHAREHOLDER RIGHTS PLAN

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

NOTE 14:  NET LOSS PER SHARE

Basic net loss per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the fiscal reporting periods.

	2003	2002	2001
Net loss	$(4,123,000)	$(6,875,000)	(4,843,000)
Weighted average shares outstanding – basic	10,253,975	7,631,000	5,492,000
Dilutive effect of stock options	—	—	—
Weighted average shares outstanding – diluted	10,253,975	7,631,000	5,492,000
Basic net loss per share	$(0.40)	$(0.90)	$(0.88)
Diluted net loss per share	$(0.40)	$(0.90)	$(0.88)

For the years ended October 31, 2003, 2002 and 2001, options to purchase 1,003,000, 842,000 and 740,000, shares of the Company’s common stock respectively, and warrants to purchase 25,000,  2,267,000 and 25,000 shares of the Company’s common stock respectively, were not included in the calculation of diluted earnings per share. As the Company had a net loss, the inclusion of the aforementioned shares would have been anti-dilutive.

NOTE 15: CUSTOMER AND GEOGRAPHIC INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

During fiscal 2003 revenue from four customers accounted for 12%, 12%, 11% and 11% of net revenues, respectively.  During 2001, revenue from one customer accounted for 22% of net revenues and revenue from one other customer accounted for 11% of net revenues.  No individual customers accounted for 10% of net revenues in fiscal 2002.

At October 31, 2003 three customer accounted for 12%, 11% and 10% of total accounts receivable.  At October 31, 2002, one customer accounted for 14% of total accounts receivable.

CUSTOMER GEOGRAPHIC DATA

United States and export sales by geographic region as a percentage of net revenues at October 31 are as follows:

	2003	2002	2001
United States	48%	63%	45%
Europe & Canada	22%	12%	13%
Asia-Pacific	29%	23%	40%
South America	1%	2%	2%

NOTE 16: QUARTERLY FINANCIAL INFORMATION–UNAUDITED–in thousands

	Net Revenues			Gross Profit			Net Loss			Basic and Diluted Net Loss Per Share
Quarter	2003	2002	%Change	2003	2002	%Change	2003	2002	%Change	2003	2002	%Change
First	$2,124	$1,656	28%	$1,177	$720	63%	$(1,187)	$(1,580)	25%	$(0.12)	$(0.29)	59%
Second	2,237	1,607	39%	956	802	19%	(1,770)	(1,612)	(10)%	(0.17)	(0.29)	41%
Third	2,019	2,027	0%	1,114	1,019	9%	(951)	(1,492)	36%	(0.09)	(0.16)	44%
Fourth	2,385	2,184	9%	1,531	497	209%	(215)	(2,191)	90%	(0.02)	(0.16)	90%

Total	$8,765	$7,474	17%	$4,778	$3,038	57%	$(4,123)	$(6,875)	40%	$(0.40)	$(0.90)	56%