Form 10QSB
period 2004-01-31
PPT VISION INC
filed 2004-03-12
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at March 1, 2004: 11,803,801

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	January 31, 2004	October 31, 2003
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,806,000	$2,086,000
Accounts receivable, net	2,307,000	2,118,000
Inventories:
Manufactured and purchased parts	831,000	728,000
Work-in-process	203,000	202,000
Finished goods	57,000	91,000
Total inventories, net	1,091,000	1,021,000
Other current assets	265,000	319,000
Total current assets	5,469,000	5,544,000

Fixed assets, net	601,000	708,000
Intangible assets, net	2,053,000	2,141,000
Other assets	53,000	53,000
Total assets	$8,176,000	$8,446,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,261,000	$1,201,000
Deferred revenue – customer advances	581,000	565,000
Total current liabilities	1,842,000	1,766,000

Shareholders’ equity:
Common stock	1,180,000	1,180,000
Capital in excess of par value	35,080,000	35,080,000
Accumulated deficit	(29,926,000)	(29,580,000)
Total shareholders’ equity	6,334,000	6,680,000
Total liabilities and shareholders’ equity	$8,176,000	$8,446,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,
	2004	2003
Revenue:
Product Revenue	$2,022,000	$1,807,000
Service Revenue	409,000	317,000
Total Revenue	2,431,000	2,124,000

Cost of Sales	1,120,000	947,000
Gross profit	1,311,000	1,177,000

Expenses:
Sales and marketing	634,000	863,000
General and administrative	362,000	423,000
Research and development	667,000	1,084,000
Total Expenses	1,663,000	2,370,000

Loss from operations	(352,000)	(1,193,000)

Interest Income	2,000	5,000
Other Income, Net	4,000	1,000
Net loss	$(346,000)	$(1,187,000)
Per share data:
Weighted average basic shares outstanding	11,803,000	10,068,000
Weighted average diluted shares outstanding	11,803,000	10,068,000
Basic and diluted loss per common share	$(0.03)	$(0.12)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31, 2004	Three Months Ended January 31, 2003
Net loss	$(346,000)	$(1,187,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228,000	316,000
Stock based compensation	—	—
Loss on disposal of assets	—	—

Change in assets and liabilities:
Accounts receivable	(189,000)	(668,000)
Inventories	(70,000)	98,000
Other assets	54,000	10,000
Accounts payable and accrued expenses	60,000	50,000
Deferred revenue - customer advances	16,000	24,000
Total adjustments	99,000	(170,000)
Net cash used in operating activities	(247,000)	(1,357,000)

Cash flows from investing activities:
Purchase of fixed assets	(31,000)	(110,000)
Net investment in other long-term assets	(2,000)	(11,000)
Net cash provided by (used in) investing activities	(33,000)	(121,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	—
Net cash provided by financing activities	—	—

Net (decrease) in cash and cash equivalents	(280,000)	(1,478,000)

Cash and cash equivalents at beginning of year	2,086,000	2,932,000
Cash and cash equivalents at end of period	$1,806,000	$1,454,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

January 31, 2004

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

The Balance Sheet at October 31, 2003 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2003 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2003.

NOTE C – REVENUE RECOGNITION AND COST OF SALES

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and 3D machine vision sensors and systems. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Services revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed.

Costs of Sales include the cost of products sold and the cost of third-party application engineers who perform certain installation services at our request for customers.  Cost of sales do not include any costs associated with engineering services performed by PPT employees as these costs are a fixed component of our operating cost structure and an allocation of a portion of these costs to cost of sales would be arbitrary and lead to inconsistent presentation of gross margins and operating costs.  All of the costs associated with these internal activities are included in research and development expense.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2003, the Company raised approximately $1.1 million through the exercise of warrants that were issued as part of its fiscal 2002 Shareholder Rights Offering. As of January 31, 2004, the Company had $1.8 million of cash, $3.6 million of working capital and no long-term debt.

The Company believes that existing cash balances together with other potential sources of financing will be sufficient to provide the cash necessary to meet its operating, working capital and capital resource obligations through the next twelve months.  The other sources of financing that are available to the Company include sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners.

NOTE E – EARNINGS PER SHARE

In fiscal 2002, the Company issued warrants to purchase 2,242,000 shares of the Company’s common stock in connection with a Shareholder Rights Offering.  Warrants to purchase 1.6 million shares of stock were exercised by the expiration date of September 30, 2003.  The remaining warrants expired.  At January 31, 2004, options to purchase 1,047,750 shares and warrants to purchase 25,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per sharer.  At January 31, 2003, options to purchase 1,116,500 shares and warrants to purchase 2,267,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

NOTE F – STOCK-BASED COMPENSATION

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

Three Months Ended January 31,		2004	2003
Net loss	As reported	$(346,000)	$(1,187,000)
	Pro forma	$(396,000)	$(1,295,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(50,000)	$(108,000)

Basic and diluted loss per share	As reported	$(0.03)	$(0.12)
	Pro forma	$(0.03)	$(0.13)

For All Periods Ended January 31,	2004	2003
Risk free interest rates	4.0%	4.0%
Expected lives	6.0	6.0
Expected volatility	115%	115%
Expected dividends	0%	0%

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three months ended January 31, 2004 and 2003:

Three Months Ended January 31,2004	2004	2003
United States	28%	63%
Europe and Canada	34%	16%
Asia-Pacific	38%	17%
South America	0%	4%

In the three month period ended January 31, 2004, revenues from two customers represented approximately 27% and 18% of total revenue, respectively. In the three month period ended January 31, 2003, revenues from three customers accounted for 15%, 12%, and 11% of total revenue, respectively.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R).  This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46.  FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46 had no effect on the Company’s financial statements for the quarter ended January 31, 2004, as the Company had no interests in special purpose entities.  Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

PPT VISION, Inc. develops, manufactures and sells 2D and 3D machine vision-based automated inspection systems that are used by manufacturers to increase the quality of manufactured parts and improve the productivity of manufacturing processes.  The Company sells its systems globally to original equipment manufacturers (OEMs), system integrators, machine builders, and end-users, primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.

The Company’s revenues increased 14% to $2,431,000 during the first quarter ended January 31, 2004 compared to the prior year’s first quarter and its loss decreased to $346,000 or $.03 a share compared to $1,187,000 or $.12 in the prior year’s period.  The increase in revenues resulted from a continuing improvement in the Company’s core market while the decrease in the net loss resulted from higher level of revenues and a lower internal cost structure.

During the fiscal 2004 first quarter, revenues from outside the United States accounted for 74% of revenues compared to 33% in the fiscal 2003 first quarter. The increase in international revenues resulted from sales to two important international customers.

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

•      revenue recognition and cost of sales;

•      estimating valuation allowances, specifically the allowance for doubtful accounts and inventory; and

•      valuation and useful lives of long-lived and intangible assets.

Revenue Recognition and Costs of Sales

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts, accessories and 3D machine vision sensors and systems. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Services revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed.

Costs of Sales include the cost of products sold and the cost of third parties application engineers who perform certain installation services at our request for customers.  Cost of sales do not include any costs associated with engineering services performed by PPT employees as these costs are a fixed component of our operating cost structure and an allocation of a portion of these costs to cost of sales would be arbitrary and lead to inconsistent presentation of gross margins and operating costs.  All of the costs associated with these internal activities are included in research and development expense.

Valuation Allowances

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

Long-Lived and Intangible Assets

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

Results of Operations

  Revenues

Net revenues increased 14% to $2,431,000 for the three-month period ended January 31, 2004, compared to net revenues of $2,124,000 for the same period in fiscal 2003. Unit sales of the Company’s machine vision systems increased to 193 for the first quarter of fiscal 2004 versus 73 for the same period in fiscal 2003. In the three month period ended January 31, 2004, revenues from two customers represented approximately 27% and 18%, respectively of total revenues. In the three month period ended January 31, 2003, revenues from three customers accounted for 15%, 12%, and 11% of total revenue, respectively.

The increase in revenues reflects a gradual improvement in the economic conditions of the businesses in the Company’s core markets.  The decreasing trend of the average selling price of our equipment generally reflects increasing sales of our new Impact 2D machine vision system, which has a lower average selling price than our DSL products.

Sales to customers outside the United States represented 72% of gross revenues for the three months ended January 31, 2004, compared to 37% for the same period in fiscal 2003. The large increase of sales outside the United States is primarily the result of an increase in business with two important international OEM customers Tokyo Weld and Ismeca.

This increase in revenues was driven by our 2D business unit, our historic core business.  2D sales increased 37% in the first quarter of fiscal 2004 over the first quarter of fiscal 2003.  This increase reflects gradual improvement of capital spending in the manufacturing sector and positive customer acceptance of our new IMPACT 2D machine vision product line.  The contraction of 3D revenue was caused by our strategic shift in this past year to selling our SpeedScan 3D product through OEMs and system integrators as opposed to developing and supporting completely automated turnkey systems.

While our overall revenue growth is indicative of the improvements we are seeing in the general business environment and reinforces our belief that the economic recovery in our markets is well underway, we do believe, like many others, that this recovery will be more gradual than spectacular.  We are seeing growing customer acceptance of our IMPACT 2D machine vision micro-system with its Inspection Builder software and we think this trend will continue. This leads us to be optimistic about our longer-term prospects for revenue growth.

Because the nature of our sales are based on our customers’ capital equipment purchase procedures and customer specific delivery timetables, which are out of our control, we may at times see some adverse quarter to quarter comparisons as shipments of our vision systems to our customers may move from one quarter to another.

Gross profit increased 11% to $1,311,000 for the three-month period ended January 31, 2004, compared to $1,177,000 for the same period in fiscal 2003.    As a percentage of net revenues, the gross profit for the first quarter of fiscal 2004 decreased slightly to 54% compared to 55% for the same period in fiscal 2003.  Our gross profit margins for the first quarter were affected by several factors that served to offset each other and as a result our gross profit margins were very comparable to the prior year.  One factor that adversely affected our margins in the quarter was that we began utilizing third-party application engineers to perform some of our system installation services.   As a result, we retain only a portion of the margin on this service work.    This practice will have a slight adverse effect on the gross margin comparisons on a quarter over quarter basis.

Margins however, were positively affected in the quarter by the inclusion in revenue of the amounts related to the services provided to Ismeca.  The costs of the engineers performing these services will continue to be included in research and development expense as these costs are not variable in nature and any allocation of costs would be arbitrary and lead to an inconsistent presentation of operating costs as compared with prior periods.

The increase in gross profit in absolute dollars for the quarter is the result of increased revenues and a change in the mix of our sales, with an increasing amount of sales from services.

All operating expense categories were positively affected by decisions made last year to change our strategy in the 3D area to sell our SpeedScan 3D product through OEMs and system integrators as opposed to developing and supporting completely automated turnkey systems.  This change in our 3D business model, together with certain cost reductions in the past year in our 2D business, has resulted in a 30% reduction in our first quarter operating expenses, to $1,663,000, in comparison to the prior year.  In view of these changes to our business model, we have much greater operating leverage than in the past.  We expect that as sales results improve due to an improving economic climate and the improved competitiveness of our new products, our operating expenses will only rise modestly.

Sales and marketing expenses decreased 26% to $634,000 for the three-month period ended January 31, 2004, compared to $863,000 for the same period in fiscal 2003.  As a percentage of net revenues, sales and marketing expenses decreased to 26% for the first quarter of fiscal 2004 compared to 41% for the same period in fiscal 2003.  The Company expects sales and marketing expenses in absolute dollars to remain relatively flat or only increase modestly on a quarterly basis for the remainder fiscal 2004. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 14% to $362,000 for the three-month period ended January 31, 2004, compared to $423,000 for the same period in fiscal 2003.  As a percentage of net revenues, general and administrative expenses decreased to 15% for the first quarter of fiscal 2004 versus 20% for the same period in fiscal 2003.  The Company expects general and administrative expenses on a quarterly basis will generally remain at current levels for the remainder of fiscal 2004.

Research and development expenses decreased 38% to $667,000 for the three-month period ended January 31, 2004, compared to $1,084,000 for the same period in fiscal 2003.  As a percentage of net revenues, research and development expenses decreased to 27% for the first quarter of fiscal 2004, compared to 51% for the first quarter of fiscal 2003.  Again, research and development expenses should remain at or only slightly above these levels for the remainder of the fiscal year.

Interest and other income remained flat at $6,000 for the three-month period ended January 31, 2004 and fiscal year 2003.

The Company did not record an income tax benefit or expense for the three-month period ended January 31, 2004 or 2003.

The Company’s net loss for the first quarter improved substantially from year-ago levels, improving to $346,000 or 3 cents per share, as compared with a loss of  $1,187,000 or 12 cents per share for the same period in fiscal 2003.   Shares outstanding for the quarter increased to approximately 11.8 million versus 10.1 million in the first quarter of last fiscal year reflecting the issuance of stock from the exercise of warrants that occurred in September of 2003.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004 the Company had cash balances of $1.8 million, working capital of approximately $3.6 million and no long term debt.

Over the past six months, the Company has substantially reduced its quarterly net losses as a result of increased revenue and cost cutting actions.  In the first quarter of fiscal 2004 the Company incurred a net loss of $346,000 which included non-cash charges related to depreciation and amortization of $227,000. The net loss for the quarter represented an $841,000 improvement from the $1,187,000 loss reported in the first quarter of fiscal 2003.  For the current quarter, the Company had net cash used in operations of $247,000, however, for the six-month period ended January 31, 2004 the Company’s cash used in operations was only $6,000.

The Company has been using its existing cash and cash equivalents to fund the cash needs of its operating activities.  We are carefully monitoring our cash position and evaluating the need for additional capital to enable us to achieve our short and long-term objectives. If there was a need for additional capital, the Company believes that other sources of financing are available including sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners. The avenues that we take to satisfy our potential capital requirements will depend in large part on the pace of the growth of our revenues, and we will evaluate these alternatives as we obtain better visibility of our revenue expectations.

The Company believes that its current cash balances and available sources of capital will enable the Company to meet its operating, working capital and capital resource obligations through the next twelve months.

There can be no assurance that the Company will not incur additional losses for a longer period of time, will generate positive cash flow from it operations, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent that the Company continues to incur losses or achieves revenue growth in the future requiring an increase in working capital, its operating and investing activities may use cash and, consequentially, such losses or growth will require the Company to obtain additional sources of financing to provide for these cash needs.

As of January 31, 2004, the Company had no outstanding debt.

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

Working capital decreased slightly to $3,626,000 at January 31, 2004 from $3,778,000 at October 31, 2003.  The Company financed its operations during the first three months of fiscal 2004 through existing cash and cash equivalents.  Net cash used in operating activities during the first three months of fiscal 2004 was $247,000.  Accounts receivable increased $189,000 and inventories increased $70,000 during the first three months of fiscal 2004.  Accounts payable and accrued expenses increased by $61,000.

Net cash used in investing activities was $33,000.  During the first three months ending January 31, 2004, fixed asset additions totaled $31,000 in comparison with $110,000 in fixed asset additions incurred for the same period in fiscal 2003. The Company expects that fixed asset additions for the year will approximate $150,000.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2004 due to the short maturities of these instruments.

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

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements. These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties. A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the year ended October 31, 2003 and other reports filed with the Securities and Exchange Commission.

Item 3:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson and Chief Financial Officer, Timothy C. Clayton have reviewed the Company’s disclosure controls and procedures as of January 31, 2004.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Control Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.	Other Information

Item 1:	LEGAL PROCEEDINGS
None.

Item 2:	CHANGES IN SECURITIES
None.

Item 3:	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 5:	OTHER INFORMATION
None.

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

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

32            Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)           Reports on Form 8-K.

The Company filed a Form 8-K dated December 9, 2003 reporting under Item 12 its results of operations for the quarter and year ended October 31, 2003, and filing as an exhibit under Item 7 its press release dated December 9, 2003 reporting these results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: March 12, 2004

/s/Joseph C. Christenson
Joseph C. Christenson
President
(Principal Executive Officer)

/s/Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Financial and Accounting Officer)