Form 10QSB
period 2004-04-30
PPT VISION INC
filed 2004-06-14
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  April 30, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at June 1, 2004: 11,806,796

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	April 30, 2004	October 31, 2003
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$2,058,000	$2,086,000
Accounts receivable, net	2,105,000	2,118,000
Inventories:
Manufactured and purchased parts	973,000	728,000
Work-in-process	175,000	202,000
Finished goods	63,000	91,000
Total inventories, net	1,211,000	1,021,000
Other current assets	260,000	319,000
Total current assets	5,634,000	5,544,000

Fixed assets, net	515,000	708,000
Intangible assets, net	1,968,000	2,141,000
Other assets	53,000	53,000
Total assets	$8,170,000	$8,446,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,483,000	$1,201,000
Deferred revenue – customer advances	576,000	565,000
Total current liabilities	2,059,000	1,766,000

Shareholders’ equity:
Common stock	1,180,000	1,180,000
Capital in excess of par value	35,080,000	35,080,000
Accumulated deficit	(30,149,000)	(29,580,000)
Total shareholders’ equity	6,111,000	6,680,000
Total liabilities and shareholders’ equity	$8,170,000	$8,446,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Revenue:
Product Revenue	$2,222,000	$1,956,000	4,244,000	3,644,000
Service Revenue	398,000	281,000	807,000	717,000
Total Revenue	2,620,000	2,237,000	5,051,000	4,361,000

Cost of revenues	1,080,000	1,281,000	2,200,000	2,229,000
Gross profit	1,540,000	956,000	2,851,000	2,132,000

Expenses:
Sales and marketing	707,000	803,000	1,340,000	1,666,000
General and administrative	380,000	525,000	743,000	948,000
Restructuring and other	—	362,000	—	362,000
Research and development	674,000	1,052,000	1,341,000	2,135,000
Total expenses	1,761,000	2,742,000	3,424,000	5,111,000
Loss from operations	(221,000)	(1,786,000)	(573,000)	(2,979,000)

Interest Income	2,000	3,000	3,000	8,000
Other Income (loss), Net	(4,000)	13,000	1,000	14,000
Net loss	$(223,000)	$(1,770,000)	$(569,000)	$(2,957,000)
Per share data:
Weighted average basic shares outstanding	11,804,000	10,068,000	11,803,000	10,068,000
Weighted average diluted shares outstanding	11,804,000	10,068,000	11,803,000	10,068,000
Basic and diluted loss per common share	$(0.02)	$(0.18)	$(0.05)	$(0.29)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003
Net loss	$(569,000)	$(2,957,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	447,000	611,000
Loss on disposal of assets	—	154,000

Change in assets and liabilities:
Accounts receivable	13,000	(486,000)
Inventories	(190,000)	665,000
Other assets	59,000	31,000
Accounts payable and accrued expenses	282,000	59,000
Deferred revenue - customer advances	11,000	656,000
Total adjustments	622,000	1,690,000
Net cash provided by (used in) operating activities	53,000	(1,267,000)

Cash flows from investing activities:
Purchase of fixed assets	(77,000)	(133,000)
Net investment in other long-term assets	(4,000)	(20,000)
Net cash provided by (used in) investing activities	(81,000)	(153,000)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net (decrease) in cash and cash equivalents	(28,000)	(1,420,000)

Cash and cash equivalents at beginning of year	2,086,000	2,932,000
Cash and cash equivalents at end of period	$2,058,000	$1,512,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

April 30, 2004

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

NOTE C – REVENUE RECOGNITION AND COST OF REVENUES

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

Costs of revenues include the cost of products sold and the cost of third-party application engineers who perform certain installation services at our request for customers.  Cost of revenues does not include any costs associated with engineering services performed by PPT employees as these costs are a fixed component of our operating cost structure and an allocation of a portion of these costs to cost of revenues would be arbitrary and lead to inconsistent presentation of gross margins and operating costs.  All of the costs associated with these internal activities are included in research and development expense.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2003, the Company raised approximately $1.1 million through the exercise of warrants that were issued as part of its fiscal 2002 Shareholder Rights Offering. As of April 30, 2004, the Company had $2.1 million of cash, $3.6 million of working capital and no long-term debt.

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

NOTE E – EARNINGS PER SHARE

In fiscal 2002, the Company issued warrants to purchase 2,242,000 shares of the Company’s common stock in connection with a Shareholder Rights Offering.  Warrants to purchase 1.6 million shares of stock were exercised by the expiration date of September 30, 2003.  The remaining warrants expired.  At April 30, 2004, options to purchase 1,061,750 shares and warrants to purchase 25,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At April 30, 2003, options to purchase 1,122,950 shares and warrants to purchase 2,267,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

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

Three Months Ended April 30,		2004	2003
Net loss	As reported	$(223,000)	$(1,770,000)
	Pro forma	$(273,000)	$(1,825,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(50,000)	$(55,000)

Basic and diluted loss per share	As reported	$(0.02)	$(0.18)
	Pro forma	$(0.02)	$(0.18)

Six Months Ended April 30,		2004	2003
Net loss	As reported	$(569,000)	$(2,957,000)
	Pro forma	$(670,000)	$(3,121,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(101,000)	$(164,000)

Basic and diluted loss per share	As reported	$(0.05)	$(0.29)
	Pro forma	$(0.06)	$(0.31)

For All Periods Ended April 30,	2004	2003
Risk free interest rates	4.0%	4.0%
Expected lives	6.0	6.0
Expected volatility	115%	115%
Expected dividends	0%	0%

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three and six months ended April 30, 2004 and 2003:

Three Months Ended April 30	2004	2003
United States	36%	32%
Europe and Canada	27%	25%
Asia-Pacific	36%	43%
South America	1%	0%

Six Months Ended April 30	2004	2003
United States	33%	47%
Europe and Canada	31%	21%
Asia-Pacific	36%	30%
South America	0%	2%

In the three month period ended April 30, 2004, revenues from two customers represented approximately 24% and 16% of total revenue, respectively. In the three month period ended April 30, 2003, revenues from three customers accounted for 23%, 16%, and 13% of total revenue, respectively.  In the six month period ended April 30, 2004, revenues from two customers represented approximately 25% and 17% of total revenue, respectively.  In the six month period ended April 30, 2003, revenues from three customers accounted for 24%, 24% and 21% of total revenue, respectively.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R).  This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46.  FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46 had no effect on the Company’s financial statements for the quarter ended April 30, 2004, as the Company had no interests in special purpose entities.  Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.

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

The Company’s revenues increased 17% to $2,620,000 during the second quarter ended April 30, 2004 compared to the prior year’s second quarter and its loss decreased to $223,000 or $.02 a share compared to $1,770,000 or $.18 in the prior year’s period.  The increase in revenues resulted from a continuing improvement in the Company’s core markets while the decrease in the net loss resulted from higher level of revenues and a lower internal cost structure.  Revenues increased 16% to $5,051,000 during the six month period ended April 30, 2004 compared to the prior year’s six month period and its loss decreased to $569,000 or $0.05 a share compared to $2,957,000 or $0.29 a share.

During the fiscal 2004 second quarter, revenues from outside the United States accounted for 64% of revenues compared to 68% in the fiscal 2003 second quarter.  During the first six months of fiscal 2004, revenues from outside the United States accounted for 67% compared to 53% in the first six moths of fiscal 2003.

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

•                  revenue recognition and cost of revenues;

•                  estimating valuation allowances, specifically the allowance for doubtful accounts and inventory; and

•                  valuation and useful lives of long-lived and intangible assets.

Revenue Recognition and Costs of Revenues

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

Costs of revenues include the cost of products sold and the cost of third parties application engineers who perform certain installation services at our request for customers.  Cost of revenues does not include any costs associated with engineering services performed by PPT employees as these costs are a fixed component of our operating cost structure and an allocation of a portion of these costs to cost of revenues would be arbitrary and lead to inconsistent presentation of gross margins and operating costs.  All of the costs associated with these internal activities are included in research and development expense.

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

Results of Operations

Revenues

Net revenues increased 17% to $2,620,000 for the three-month period ended April 30, 2004, compared to net revenues of $2,237,000 for the same period in fiscal 2003.  For the six-month period ended April 30, 2004, revenues increased 16% to $5,051,000 from $4,361,000 for the same period in fiscal 2003.  Unit sales of the Company’s machine vision systems increased to 208 for the second quarter of fiscal 2004 versus 139 for the same period in fiscal 2003.  Unit sales for the first half of fiscal 2004 increased to 401 from 212 in the first half of fiscal 2003.  In the three-month period ended April 30, 2004, revenues from two customers represented approximately 24% and 16%, respectively of total revenues. In the three-month period ended April 30, 2003, revenues from three customers accounted for 23%, 16%, and 13% of total revenue, respectively.

The increase in revenues reflects the continued gradual improvement in the economic conditions of the businesses in the Company’s core markets.  The decreasing trend of the average selling price of our equipment generally reflects increasing sales of our Impact 2D machine vision system, which has a lower average selling price than our older DSL products.

Sales to customers outside the United States represented 64% of gross revenues for the three months ended April 30, 2004, compared to 68% for the same period in fiscal 2003.  During the first six months of fiscal 2004, revenues from outside the United States accounted for 67% compared to 53% in the first six moths of fiscal 2003.

Our core 2D revenue grew slightly in the quarter and our 3D products and services grew more significantly versus the second quarter of fiscal 2003.  For the six month period, 2D sales increased 19% over the first six months of fiscal 2003 and 3D sales were up 3% over the prior year.  These increases reflect gradual improvement of capital spending in the manufacturing sector and positive customer acceptance of our new IMPACT 2D machine vision product line.

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

Gross profit increased 61% to $1,540,000 for the three-month period ended April 30, 2004, compared to $956,000 for the same period in fiscal 2003.  For the six-

month period ended April 30, 2004, gross profit increased 34% to $2,851,000 from $2,132,000 for the same period in fiscal 2003.  As a percentage of net revenues, the gross profit for the second quarter of fiscal 2004 increased to 59% compared to 43% in the same period in fiscal 2003.  For the six-month period, gross profit as a percentage of net revenues increased to 56% from 49% for the same period in fiscal 2003.

Gross profit dollars and margins were positively affected in this fiscal year by the inclusion in revenue of the amounts related to the services provided to Ismeca.  The costs of the engineers performing these services will continue to be included in research and development expense as these costs are not variable in nature and any allocation of costs would be arbitrary and lead to an inconsistent presentation of operating costs as compared with prior periods. In addition, in the second quarter of fiscal 2003 the Company decided to discontinue certain 3D product lines and as a result included a $223,000 reserve for obsolete inventory in cost of revenues.

All operating expense categories in fiscal 2004 were positively affected by the decisions made last year to change our strategy in the 3D area to sell our SpeedScan 3D product through OEMs and system integrators as opposed to developing and supporting completely automated turnkey systems.  This change in our 3D business model, together with certain other cost reductions in the past year in our 2D business, has resulted in an over 30% reduction in our second quarter operating expenses, to $1,761,000, in comparison to $2,742,000 in the prior year.  The same relationship holds true for the six month periods as well.  In view of these changes to our business model, we have much greater operating leverage than in the past.  We expect that as sales results improve due to an improving economic climate and the improved competitiveness of our new products, our operating expenses will only rise modestly.

Sales and marketing expenses decreased 12% to $707,000 for the three-month period ended April 30, 2004, compared to $803,000 for the same period in fiscal 2003.  For the six-month period ended April 30, 2004, sales and marketing expenses decreased to $1,340,000 from $1,666,000 for the same period in fiscal 2003.  As a percentage of net revenues, sales and marketing expenses decreased to 27% for the second quarter of fiscal 2004 compared to 36% for the same period in fiscal 2003.  For the six-month period ended April 30, 2004, sales and marketing expenses as a percentage of net revenues decreased to 27% compared to 38% in the same period in fiscal 2003.  The Company expects sales and marketing expenses in absolute dollars to remain relatively flat or only increase modestly on a quarterly basis for the remainder fiscal 2004. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 28% to $380,000 for the three-month period ended April 30, 2004, compared to $525,000 for the same period in fiscal 2003.  For the six-month period ended April 30, 2004, general and administrative expenses decreased 22% to $743,000 as compared to $948,000 in the same period in fiscal 2003. As a percentage of net revenues, general and administrative expenses decreased to 15% for the second quarter of fiscal 2004 versus 23% for the same period in fiscal 2003. For the six-month period ended April 30, 2004, general and administrative expenses as a percentage of net revenues decreased to 15% from 22% in the same period in fiscal 2003.  The Company expects general and administrative expenses on a quarterly basis will generally remain at current levels for the remainder of fiscal 2004.

Research and development expenses decreased 36% to $674,000 for the three-month period ended April 30, 2004, compared to $1,052,000 for the same period in fiscal 2003. For the six-month period ended April 30, 2004, research and development expenses decreased 37% to $1,341,000 from $2,135,000 in the same period in fiscal 2003.  As a percentage of net revenues, research and development expenses decreased to 26% for the second quarter of fiscal 2004, compared to 47% for the second quarter of fiscal 2003. For the six-month period ended April 30, 2004, research and development expenses as a percentage of net revenues decreased to 27% from 49% in the same period in fiscal 2003. Again, research and development expenses should remain at or only slightly above these levels for the remainder of the fiscal year.

The restructuring costs reported in the second quarter of $362,000 represent severance charges for employees affected by the elimination of the PPT-861 product operations, the reorganization of our research and development activities and the write-off of PPT-861 related equipment.

Interest and other income(loss) decreased to ($2,000) for the three-month period ended April 30, 2004, compared to $16,000 for the same period in fiscal 2003. For the six-month period, interest and other income decreased to $4,000 from $22,000 reported in fiscal 2003.

The Company did not record an income tax benefit or expense for either of the three-month or six-month periods ended April 30, 2004 or 2003.

The Company’s net loss for the second quarter improved substantially from year-ago levels, dropping to $223,000 or 2 cents per share, as compared with a loss of $1,770,000 or 18 cents per share for the same period in fiscal 2003.  Shares outstanding for the quarter were approximately 11.8 million versus 10.1 million in the second quarter of last fiscal year reflecting the issuance of stock from the exercise of warrants that occurred in September of 2003.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004 the Company had cash balances of $2.1 million, working capital of approximately $3.6 million and no long-term debt.

Over the past nine months, the Company has substantially reduced its quarterly net losses as a result of increased revenue and cost cutting actions.  In the second quarter of fiscal 2004 the Company incurred a net loss from operations of $221,000 which included non-cash charges related to depreciation and amortization of $220,000. The net loss for the quarter improved $1,547,000 from the $1,770,000 loss reported in the second quarter of fiscal 2003.  Importantly, the Company generated net positive cash flow from operations in the quarter and for the six-month period as measured by cash provided by operating activities.  For the quarter, cash provided by operating activities was $300,000 and for the six-month period ended April 30, 2004, cash provided by operating activities was $53,000. For the six-month period, this represents an improvement of over $1.3 million.

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

As of April 30, 2004, the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. Annual rental and common area maintenance (CAM) payment obligations are approximately $900,000 in the aggregate.  The lease agreement also includes a provision whereby in July 2005, the landlord can, at its option, require the Company to take 17,000 square feet of additional space in the same building.  The lease also includes a provision that allows the Company to terminate the lease effective May 30, 2006 in exchange for a $500,000 termination payment.  In view of the current favorable real estate environment, the Company is carefully considering exercising its option to terminate the lease early.

Working capital decreased slightly to $3,575,000 at April 30, 2004 from $3,778,000 at October 31, 2003.  The Company financed its operations during the first six months of fiscal 2004 through cash provided by operations and existing cash and cash equivalents.  Net cash provided by operating activities during the first six months of fiscal 2004 was $53,000.  Accounts receivable decreased $13,000 and inventories increased $190,000 during the first six months of fiscal 2004.  Accounts payable and accrued expenses increased by $283,000.

Net cash used in investing activities was $81,000.  During the first six months ending April 30, 2004, fixed asset additions totaled $76,000 in comparison with $133,000 in fixed asset additions incurred for the same period in fiscal 2003. The Company expects that fixed asset additions for the remainder of the current fiscal year will approximate $50,000.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2004 due to the short maturities of these instruments.

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

Item 3:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson and Chief Financial Officer, Timothy C. Clayton have reviewed the Company’s disclosure controls and procedures as of April 30, 2004.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Control Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.	Other Information

Item 1:	LEGAL PROCEEDINGS
None.

Item 2:	CHANGES IN SECURITIES
None.

Item 3:	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On March 23, 2004, the Company held its Annual Meeting of Shareholders. At the meeting, the following actions were taken:

Election of Directors

The following persons were elected to the Company’s Board of Directors, receiving the votes set forth opposite their names:

	For	Withheld
Joseph C. Christenson	11,340,020	102,283
Robert W. Heller	11,419,107	23,196
David C. Malmberg	11,415,807	24,496
Peter R. Peterson	11,330,607	111,696
Benno G. Sand	11,419,107	23,196

Amendment to the Employee Stock Purchase Plan

An amendment to the Employee Stock Purchase Plan to increase the number of shares issuable under the Plan from 300,000 shares to 600,000 shares was approved by the following vote.

	For	7,154,234
	Against	237,733
	Abstain	8,549
	Broker Non-Vote	4,041,787

Item 5:	OTHER INFORMATION
	None.

Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

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

32                      Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)              Reports on Form 8-K.

The Company filed a Form 8-K dated February 17, 2004 reporting under Item 12 its results of operations for the quarter ended January 31, 2004, and filing as an exhibit under Item 7 its press release dated February 17, 2004 reporting these results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: June 11, 2004

/s/ Joseph C. Christenson
Joseph C. Christenson
President (Principal Executive Officer)

/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Financial and Accounting Officer)