Form 10QSB
period 2004-07-31
PPT VISION INC
filed 2004-09-14
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at September 1, 2004: 11,981,167

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	July 31, 2004	October 31, 2003
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,925,000	$2,086,000
Accounts receivable, net	2,132,000	2,118,000
Inventories:
Manufactured and purchased parts	1,085,000	728,000
Work-in-process	135,000	202,000
Finished goods	62,000	91,000
Total inventories, net	1,282,000	1,021,000
Other current assets	239,000	319,000
Total current assets	5,578,000	5,544,000

Fixed assets, net	440,000	708,000
Intangible assets, net	1,887,000	2,141,000
Other assets	53,000	53,000
Total assets	$7,958,000	$8,446,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,397,000	$1,201,000
Deferred revenue – customer advances	579,000	565,000
Total current liabilities	1,976,000	1,766,000

Shareholders’ equity:
Common stock	1,198,000	1,180,000
Capital in excess of par value	35,176,000	35,080,000
Accumulated deficit	(30,392,000)	(29,580,000)
Total shareholders’ equity	5,982,000	6,680,000
Total liabilities and shareholders’ equity	$7,958,000	$8,446,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Product Revenue	$2,345,000	$1,549,000	6,589,000	5,193,000
Service Revenue	388,000	470,000	1,195,000	1,187,000
Total Revenue	2,733,000	2,019,000	7,784,000	6,380,000

Cost of revenues	1,199,000	904,000	3,398,000	3,133,000
Gross profit	1,534,000	1,115,000	4,386,000	3,247,000

Expenses:
Sales and marketing	742,000	742,000	2,083,000	2,407,000
General and administrative	358,000	513,000	1,100,000	1,461,000
Restructuring and other	—	—	—	362,000
Research and development	666,000	820,000	2,008,000	2,956,000
Total expenses	1,766,000	2,075,000	5,191,000	7,186,000
Loss from operations	(232,000)	(960,000)	(805,000)	(3,939,000)

Interest Income	2,000	2,000	5,000	9,000
Other Income (loss), Net	(13,000)	8,000	(12,000)	22,000
Net loss	$(243,000)	$(950,000)	$(812,000)	$(3,908,000)

Per share data:
Weighted average basic shares outstanding	11,920,000	10,099,000	11,842,000	10,078,000
Weighted average diluted shares outstanding	11,920,000	10,099,000	11,842,000	10,078,000
Basic and diluted loss per common share	$(0.02)	$(0.09)	$(0.07)	$(0.39)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended July 31, 2004	Nine months Ended July 31, 2003
Net loss	$(812,000)	$(3,908,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638,000	876,000
Stock option expense	—	18,000
Loss on disposal of assets	—	136,000

Change in assets and liabilities:
Accounts receivable	(14,000)	(510,000)
Inventories	(261,000)	716,000
Other assets	79,000	37,000
Accounts payable and accrued expenses	196,000	(14,000)
Deferred revenue - customer advances	14,000	601,000
Total adjustments	652,000	1,860,000
Net cash used in operating activities	(160,000)	(2,048,000)

Cash flows from investing activities:
Purchase of fixed assets	(101,000)	(145,000)
Net investment in other long-term assets	(14,000)	(24,000)
Net cash used in investing activities	(115,000)	(169,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock	114,000	30,000
Net cash provided by financing activities	114,000	30,000

Net decrease in cash and cash equivalents	(161,000)	(2,187,000)

Cash and cash equivalents at beginning of year	2,086,000	2,932,000
Cash and cash equivalents at end of period	$1,925,000	$745,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

July 31, 2004

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

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2003, the Company raised approximately $1.1 million through the exercise of warrants that were issued as part of its fiscal 2002 Shareholder Rights Offering. As of July 31, 2004, the Company had $1.9 million of cash, $3.6 million of working capital and no long-term debt.

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

At July 31, 2004, options to purchase 1,084,473 shares and warrants to purchase 25,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At July 31, 2003, options to purchase 1,116,500 shares and warrants to purchase 2,267,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended October 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

Three Months Ended July 31,		2004	2003
Net loss	As reported	$(243,000)	$(950,000)
	Pro forma	$(287,000)	$(970,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(44,000)	$(20,000)

Basic and diluted loss per share	As reported	$(0.02)	$(0.09)
	Pro forma	$(0.02)	$(0.10)

Nine months Ended July 31,		2004	2003
Net loss	As reported	$(812,000)	$(3,908,000)
	Pro forma	$(957,000)	$(3,951,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(145,000)	$(43,000)

Basic and diluted loss per share	As reported	$(0.07)	$(0.39)
	Pro forma	$(0.08)	$(0.39)

For All Periods Ended July 31,	2004	2003
Risk free interest rates	4.0%	4.0%
Expected lives	6.0	6.0
Expected volatility	115%	115%
Expected dividends	0%	0%

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three and nine months ended July 31, 2004 and 2003:

Three Months Ended July 31	2004	2003
United States	38%	64%
Europe and Canada	23%	15%
Asia-Pacific	38%	21%
South America	1%	0%

Nine Months Ended July 31	2004	2003
United States	34%	53%
Europe and Canada	33%	19%
Asia-Pacific	32%	27%
South America	1%	1%

In the three-month period ended July 31, 2004, revenues from one customer represented approximately 26% of total revenue.  In the three-month period ended July 31, 2003, revenues from two customers accounted for 26% and 15% of total revenue, respectively.  In the nine-month period ended July 31, 2004, revenues from two customers represented approximately 26% and 14% of total revenue, respectively.  In the nine-month period ended July 31, 2003, revenues from three customers accounted for 15%, 14% and 10% of total revenue, respectively.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R).  This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46.  FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  FIN 46 had no effect on the Company’s financial statements for the quarter ended July 31, 2004, as the Company had no interests in special purpose entities.  Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.

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

The Company’s revenues increased 35% to $2,733,000 during the third quarter ended July 31, 2004 compared to the prior year’s third quarter and its loss decreased to $243,000 or $.02 a share compared to $950,000 or $.09 in the prior year’s period.  The increase in revenues resulted from a continuing improvement in the Company’s core markets while the decrease in the net loss resulted from higher level of revenues and a lower internal cost structure.  Revenues increased 22% to $7,784,000 during the nine month period ended July 31, 2004 compared to the prior year’s nine month period and the Company’s loss decreased to $812,000 or $0.07 a share compared to $3,908,000 or $0.39 a share.

During the fiscal 2004 third quarter, revenues from outside the United States accounted for 62% of revenues compared to 36% in the fiscal 2003 third quarter.  During the first nine months of fiscal 2004, revenues from outside the United States accounted for 66% compared to 47% in the first nine months of fiscal 2003.

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

Costs of revenues include the cost of products sold and the cost of third party application engineers who perform certain installation services at our request for customers.  Cost of revenues does not include any costs associated with engineering services performed by PPT employees as these costs are a fixed component of our operating cost structure and an allocation of a portion of these costs to cost of revenues would be arbitrary and lead to inconsistent presentation of gross margins and operating costs.  All of the costs associated with these internal activities are included in research and development expense.

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

Results of Operations

  Revenues

Net revenues increased 35% to $2,733,000 for the three-month period ended July 31, 2004, compared to net revenues of $2,019,000 for the same period in fiscal 2003.  For the nine-month period ended July 31, 2004, revenues increased 22% to $7,784,000 from $6,380,000 for the same period in fiscal 2003.  Unit sales of the Company’s machine vision systems increased to 281 for the third quarter of fiscal 2004 versus 94 for the same period in fiscal 2003.  Unit sales for the first nine months of fiscal 2004 increased to 682 from 306 in the first nine months of fiscal 2003.  In the three-month period ended July 31, 2004, revenues from one customer represented approximately 26% of total revenue. In the three-month period ended July 31, 2003, revenues from two customers accounted for 26% and 15% of total revenue, respectively. In the nine-month period ended July 31, 2004, revenues from two customers represented approximately 26% and 14% of total revenue, respectively.  In the nine-month period ended July 31, 2003, revenues from three customers accounted for 15%, 14% and 10% of total revenue, respectively.

The increase in revenues reflects the continued gradual improvement in the economic conditions of the businesses in the Company’s core markets.  The decreasing trend of the average selling price of our equipment generally reflects increasing sales of our IMPACT 2D machine vision system, which has a lower average selling price than our older DSL products.

Sales to customers outside the United States represented 62% of gross revenues for the three months ended July 31, 2004, compared to 36% for the same period in fiscal 2003.  During the first nine months of fiscal 2004, revenues from outside the United States accounted for 66% compared to 47% in the first nine months of fiscal 2003.

2D sales, our historic core business, increased 35% over last year and also improved 20% over last quarter.  This reflects the fact that our core business is recovering as capital spending increases and as our distribution partners and customers become more familiar with our new 2D products.  This is evidenced by the growth in revenues for our IMPACT product line, which has grown 40% over the second quarter and almost three fold from year ago levels.

Our revenue levels in the third quarter reflected our expectations that the on-going economic recovery would be more gradual than spectacular.  We continue to be on pace to achieve full year revenue improvement in the 20-25% range.  However, because the nature of our sales are based on our customers’ capital equipment purchase procedures and customer specific delivery timetables, which are out of our control, our actual revenue results may not achieve these goals as shipments of our vision systems to our customers may move from one quarter to another.

Gross profit increased 38% to $1,534,000 for the three-month period ended July 31, 2004, compared to $1,115,000 for the same period in fiscal 2003.  For the nine-month period ended July 31, 2004, gross profit increased 35% to $4,386,000 from $3,247,000 for the same period in fiscal 2003.  As a percentage of net revenues, the gross profit for the third quarter of fiscal 2004 increased slightly to 56% compared to 55% in the same period in fiscal 2003.  For the nine-month period, gross profit as a percentage of net revenues increased to 56% from 51% for the same period in fiscal 2003.

Gross profit dollars and margins were positively affected in this fiscal year by the inclusion in revenue of the amounts related to the services provided to Ismeca.  The costs of the engineers performing these services will continue to be included in research and development expense as these costs are not variable in nature and any allocation of costs would be arbitrary and lead to an inconsistent presentation of operating costs as compared with prior periods. In addition, gross profit for the nine months ended July 31, 2003 were adversely impacted by the Company’s decision in April, 2003 to discontinue certain 3D product lines and as a result included a $223,000 reserve for obsolete inventory in cost of revenues.

All operating expense categories for the nine month period ended July 31, 2004 were positively affected by the decisions made last year to change our strategy in the 3D area to sell our SpeedScan 3D product through OEMs and system integrators as opposed to developing and supporting completely automated turnkey systems.  This change in our 3D business model, together with certain other cost reductions in the past year in our 2D business, has resulted in a 15% reduction in our third quarter operating expenses, to $1,766,000, in comparison to $2,075,000 in the prior year.  For the nine-month period ended July 31, 2004, operating expenses were down almost 28% from the prior year. In view of these changes to our business model, we have much greater operating leverage than in the past.  We expect that as sales results improve due to an improving economic climate and the improved competitiveness of our new products, our operating expenses will only rise modestly.

Sales and marketing expenses remained flat at $742,000 for the three-month period ended July 31, 2004 and 2003.  For the nine-month period ended July 31, 2004, sales and marketing expenses decreased to $2,083,000 from $2,407,000 for the same period in fiscal 2003.  As a percentage of net revenues, sales and marketing expenses decreased to 27% for the third quarter of fiscal 2004 compared to 37% for the same period in fiscal 2003.  For the nine-month period ended July 31, 2004, sales and marketing expenses as a percentage of net revenues decreased to 27% compared to 38% in the same period in fiscal 2003.  The Company expects sales and marketing expenses in absolute dollars to remain relatively flat or only increase modestly on a quarterly basis for the remainder fiscal 2004. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 30% to $358,000 for the three-month period ended July 31, 2004, compared to $513,000 for the same period in fiscal 2003.  This decrease is due to the fact that severance costs for some of the restructuring efforts discussed above were recognized in the third quarter of fiscal 2003.  For the nine-month period ended July 31, 2004, general and administrative expenses decreased 25% to $1,100,000 as compared to $1,461,000 in the same period in fiscal 2003. As a percentage of net revenues, general and administrative expenses decreased to 13% for the third quarter of fiscal 2004 versus 25% for the same period in fiscal 2003. For the nine-month period ended

July 31, 2004, general and administrative expenses as a percentage of net revenues decreased to 14% from 23% in the same period in fiscal 2003.  The Company expects general and administrative expenses on a quarterly basis will generally remain at current levels for the remainder of fiscal 2004.

Research and development expenses decreased 19% to $666,000 for the three-month period ended July 31, 2004, compared to $820,000 for the same period in fiscal 2003. For the nine-month period ended July 31, 2004, research and development expenses decreased 32% to $2,008,000 from $2,956,000 in the same period in fiscal 2003.  As a percentage of net revenues, research and development expenses decreased to 24% for the third quarter of fiscal 2004, compared to 41% for the third quarter of fiscal 2003. For the nine-month period ended July 31, 2004, research and development expenses as a percentage of net revenues decreased to 26% from 46% in the same period in fiscal 2003. Again, research and development expenses should remain at or only slightly above these levels for the remainder of the fiscal year.

The restructuring costs reported in the nine-month period ended July 31, 2003 of $362,000 represent severance charges for employees affected by the elimination of the PPT-861 product operations, the reorganization of our research and development activities and the write-off of PPT-861 related equipment.

Interest and other income (loss) decreased to ($11,000) for the three-month period ended July 31, 2004, compared to $10,000 for the same period in fiscal 2003. For the nine-month period, interest and other income (loss) decreased to ($7,000) from $31,000 reported in fiscal 2003.

The Company did not record an income tax benefit or expense for either of the three-month or nine-month periods ended July 31, 2004 or 2003.

The Company’s net loss for the third quarter improved substantially from year-ago levels, dropping to $243,000 or 2 cents per share, as compared with a loss of $950,000 or 9 cents per share for the same period in fiscal 2003.  Shares outstanding for the quarter were approximately 11.9 million versus 10.1 million in the third quarter of last fiscal year reflecting the issuance of stock from the exercise of warrants that occurred in September of 2003.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004 the Company had cash balances of $1.9 million, working capital of approximately $3.6 million and no long-term debt.

Over the past nine months, the Company has substantially reduced its quarterly net losses as a result of increased revenue and cost cutting actions.  In the third quarter of fiscal 2004 the Company incurred a net loss from operations of $243,000 which included non-cash charges related to depreciation and amortization of $191,000. The net loss for the quarter improved $707,000 from the $950,000 loss reported in the third quarter of fiscal 2003.  Cash used in operating activities was $212,000 for the quarter ended July 31, 2004 and $161,000 for the nine-month period ended July 31, 2004. For the nine-month period, this represents an improvement of approximately $1.9 million.

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

As of July 31, 2004, the Company had no outstanding debt.

The Company leases facilities and equipment under non-cancelable operating lease agreements.  The Company entered into a ten-year lease in May 1999 for approximately 64,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. Annual rental and common area maintenance (CAM) payment obligations are approximately $900,000 in the aggregate.  The lease agreement also includes a provision whereby in July 2005, the landlord can, at its option, require the Company to take 17,000 square feet of additional space in the same building.  The lease also includes a provision that allows the Company to terminate the lease effective May 30, 2006 in exchange for a $500,000 termination payment. In view of the current favorable real estate environment, the Company is carefully considering exercising its option to terminate the lease early.

Over the past several months, the Company has been working closely with our building owner in an effort to implement the termination of our lease earlier than allowed in the lease agreement in connection with the possible leasing of our current building to another entity. The Company would then move into another space which is much smaller and less expensive.  These discussions are ongoing.  If successful, PPT will further reduce our monthly operating expenses and eliminate a potential incremental obligation.

Working capital decreased slightly to $3,602,000 at July 31, 2004 from $3,778,000 at October 31, 2003.  The Company financed its operations during the first nine months of fiscal 2004 through cash provided by operations and existing cash and cash equivalents.  Net cash used in operating activities during the first nine months of fiscal 2004 was $160,000.  Accounts receivable increased $14,000 and inventories increased $261,000 during the first nine months of fiscal 2004.  Accounts payable and accrued expenses increased by $196,000.

Net cash used in investing activities was $114,000.  During the first nine months ending July 31, 2004, fixed asset additions totaled $101,000 in comparison with $145,000 in fixed asset additions incurred for the same period in fiscal 2003. The Company expects that fixed asset additions for the remainder of the current fiscal year will approximate $35,000.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at July 31, 2004 due to the short maturities of these instruments.

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

Item 3:         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson and Chief Financial Officer, Timothy C. Clayton have reviewed the Company’s disclosure controls and procedures as of July 31, 2004.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

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

32            Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)      Reports on Form 8-K.

The Company filed a Form 8-K dated August 20, 2004 reporting under Item 12 its results of operations for the quarter ended July 31, 2004, and filing as an exhibit under Item 7 its press release dated August 18, 2004 reporting these results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: September 13, 2004

/s/ Joseph C. Christenson
Joseph C. Christenson
President
(Principal Executive Officer)

/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Financial and Accounting Officer)