Form 10KSB
period 2004-10-31
PPT VISION INC
filed 2005-01-31
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

OR

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒   NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The aggregate market value of the voting stock held by nonaffiliates of the issuer (based on the closing sale price of its stock as reported by the Nasdaq Small Cap Market) as of January 21, 2005 was approximately $4.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Company’s Proxy Statement for its Annual Meeting of Shareholders will be filed within 120 days of October 31, 2004 and are incorporated by reference into Part III of this Form 10-KSB.

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, intentions and strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

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

During the fourth quarter of fiscal 2004, we implemented a revised operating strategy that calls for a total focus of our resources on our core 2D machine vision business.  Accordingly, in the quarter we initiated and completed the sale of our 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our 3D business and these results are presented on a historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Operations.”  Our continuing operations represent our 2D business only.  All references to financial information and description of business in this Form 10-KSB have been revised to reflect only our continuing operations and all references to our now discontinued 3D business have been eliminated.

Item 1. DESCRIPTION OF BUSINESS

CORPORATE PROFILE

PPT VISION, Inc. (“The Company”) designs, manufactures, and markets camera-based intelligent systems for automated inspection in manufacturing applications. The Company’s products, commercially known as machine vision systems, enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s machine vision product line is sold on a global basis to end-users, system integrators, distributors and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.

PPT VISION was incorporated under the laws of the State of Minnesota in 1981.

WHAT IS MACHINE VISION?

A machine vision system consists of industrial computer hardware and software working together with cameras and lighting to capture images of products as they are being manufactured. By capturing these images and comparing them to images of standard or correct products, an effective machine vision system will prevent defective products from being shipped to consumers and enable manufacturers to improve their processes and reduce costs. Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. However, machine vision systems at that time were complex to program and maintain, difficult to install, limited in performance and not cost-effective. Through advances in microprocessor and software technologies, these barriers have been removed, enabling machine vision to emerge as a powerful process control technology that enables manufacturers to improve quality and increase productivity.

THE MACHINE VISION MARKET

The machine vision market is large and highly fragmented with over 200 machine vision suppliers around the world. Many are very small companies focusing on niche applications or niche technologies. A small handful of competitors such as Cognex or Orbotech have emerged as large, global competitors. The Automated Imaging Association (“AIA”) estimates that the North American market for machine vision systems in 2003 was approximately $1.245 billion, which was essentially the same as in 2002.  On a global basis, AIA estimated that the worldwide market for machine vision in 2002 was approximately $6.5 billion representing an increase of 13.5% from 2002. The AIA expects the machine vision market to grow at approximately 8.8% per year over the next 5 years. It projects that the North American market revenues will reach $1.9 billion by 2008.  Demand for machine vision systems comes from end-user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufacturers (“OEMs”) who incorporate machine vision systems into their products, system integrators and machine builders.

The growth of the end-user machine vision market is being driven by global competitive trends, which have led manufacturers worldwide to redesign manufacturing processes in order to reduce cost and increase productivity and quality. In order to meet today’s manufacturing quality requirements, statistical sampling methods are often insufficient and 100% inspection is required. To accomplish these objectives, manufacturers are increasingly adopting machine vision solutions.

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

BUSINESS STRATEGY

The Company’s objective is to be a worldwide leader in the design, manufacture, and marketing of machine vision-based automated inspection systems for manufacturing applications. Through the successful integration of the Company’s  core competencies, including image acquisition, image processing, application development software, and application expertise, the Company believes it will be able to meet its objective and successfully implement its strategy.

Key elements of the Company’s strategy include:

•                    First is an intense focus on continuous customer-driven product development.  The Company continues to introduce new hardware products and new software tools and features in direct response to customer feedback.  This enables the Company to continually add new customers, better serve existing customers, and expand the size of the Company’s market.

•                    Second is a focus on supporting, training, and growing the number of our selling partners.  Selling partners include distributors, system integrators, machine builders, OEM’s and in-house equipment development groups at end-user manufacturers.  Often a selling partner is a hybrid of two or more of these five categories of selling partners.  As the size of our trained infrastructure of selling partners grows, the Company’s sales results continue to grow right with it.  Thus, the Company is focusing heavily on building up and supporting our selling partner network worldwide.

•                  Third is a concentration on rolling out and promoting application specific software solutions developed in our powerful, easy to use Inspection Builder software environment.  The Company has successfully deployed several niche applications in the medical device, electronic component, packaging, and automotive markets, and will continuously target emerging, high value-add niche applications.

PRODUCTS

The Company designs, manufactures, and markets machine vision-based automated inspection systems for manufacturing applications such as electronic and mechanical assembly verification, verification of printed characters, packaging integrity, surface flaw detection, and gauging and measurement tasks. A machine vision system is a combination of cameras, lighting, and industrial computer hardware and software working together to capture and analyze images of moving parts to determine if the parts match a defined standard. Machine vision-based inspection systems enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s vision systems are sold throughout the Americas, Europe and Asia to a broad range of industry categories, including automotive, electronic and semiconductor components, consumer goods, medical devices, pharmaceuticals and plastics.

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

IMPACT™  T-series Intelligent Camera Family

In fiscal 2004, PPT introduced the IMPACT T-series intelligent camera family, the industry’s first intelligent camera with all the features of a full scale-vision system.  Intelligent cameras contain the image processing computer right inside the camera, which is a cost effective alternative to full-scale vision systems.  Early intelligent cameras did not have the horsepower or features of full-scale vision systems and therefore could only be used for simple applications.  With it’s broad family of product offerings, including high-resolution cameras, color cameras, micro-head models, and high performance software.  IMPACT T-series family is designed to offer the full-scale vision system features which were not previously available on the market.

Each member of the IMPACT T-series family contains a high performance microprocessor and real-time operating system, plus a digital imaging sensor.  The electronic components are contained into a sealed industrial unit which can be installed directly into assembly lines and manufacturing equipment.  A broad configuration of discrete, serial, and ethernet I/O make the IMPACT T-series compatible with a full spectrum of industrial control equipment and instrumentation.

There are currently seven offerings in the T-series family, offering manufacturers the most cost-effective solution for a broad range of machine vision applications.  An array of T-series cameras can be installed in a TCPIP network configuration for multiple camera installations.

IMPACT™  C-series Micro-System Family

The IMPACT C-series was introduced in fiscal 2002 with a remote image processing computer, for ultra high-speed applications, high density I/O and third party camera configurations.  Each IMPACT C-series contains the highest performing microprocessors available today in a machine vision micro-system category.  PPT Vision pioneered the high-performance micro-system concept, which has been deployed in 100’s of applications worldwide.

At the heart of the IMPACT C-series is a high performance microprocessor plus operating system.  Each C-series processor contains high density memory and flash on board.  The enhanced memory enables numerous high performance features, such as on-line simulation, intelligent calibration, recipe management, and multi-tasking.  IMPACT C-series remains the only micro-system in the market with a feature set which could previously be found only in the full-scale vision system categories

Together with the T-series, the IMPACT product family offers the most complete range of cost-effective options for manufacturers requiring a broad range of machine vision tasks.

IMPACT™  Inspection Builder Software

Inspection Builder software, which was designed specifically for the IMPACT machine vision family, was designed from the ground up, using the latest software development technologies.  The end result is a software package that is easy-to-use and does not require users to utilize advanced programming techniques such as C++ or Visual Basic.  This single software platform supports the entire IMPACT family of products.  The software contains the latest innovations in image processing technology plus a broad range of tools for deploying complete solutions in the factory environment.

PPT Vision has a reputation for easy to use, yet powerful software – and Inspection Builder expands further upon the Company’s expertise.  Modern software technologies such as pattern matching, character reading and high speed defect analysis, form the basis of the software platform, plus a broad range of application-specific tools are available to all users.

Inspection Builder software virtually eliminates the need to use 3rd party packages for application deployment.  This is a unique concept in machine vision applications and has given manufacturers a significant advantage in reducing installation time, thus greatly improving productivity.  In fiscal 2004 several major enhancements were made to Inspection Builder software, including Ethernet IP, a widely utilized fieldbus standard, and Activex controls, for greater dissemination of data across manufacturing enterprises.  In addition, over 20 new image processing algorithms were added to Inspection Builder software in fiscal 2004

Passport DSL™ and Scout DSL™ (Digital Serial Link)

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

MARKETS AND CUSTOMERS

The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2004, the Company had sold more than 5,500 machine vision systems to over 350 customers since inception.

In the past year, two customers each accounted for over 10% of net revenues.  The largest of these customers, Tokyo Weld, Co, Ltd. accounted for 22.9%.  In addition, Simac Masic BV PDC accounted for 10.2% of net revenues.  During fiscal 2003, three customers each accounted for over 10% of net revenues.  The largest of these customers, Tokyo Weld Co., Ltd accounted for 13.8% of net revenues.  In addition, Chrysler Corporation accounted for 12.8% of net revenues and Simac Masic B.V. accounted for 12.5% of net revenues.  The loss of, or significant curtailment of purchases by, any of the Company’s principal customers could have a material adverse effect on the Company’s results of operations. See Risk Factors – “We are dependent upon a limited number of principal customers.”

SALES, MARKETING AND CUSTOMER SUPPORT

The Company sells its products to end-users, system integrators, distributors, machine builders and OEMs. The Company markets its products through appearances at industry trade shows, advertising in industry trade journals, articles published in industry and technical journals, its own website and through direct-selling in specific vertical markets. In addition, the Company’s strong customer relationships serve as valuable references.

The Company focuses on delivering a high level of value-added applications engineering support to its end-user customers through its own in-house applications engineering resources. The Company also provides extensive training opportunities for its customers, either at the Company’s facilities or on-site at the customer’s facilities.

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location during the past two years:

YEAR ENDED OCTOBER 31,	2004	2003
United States	41%	49%

Europe & Canada	20%	22%

Asia-Pacific	38%	28%

South America	1%	1%

	100%	100%

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

RESEARCH AND PRODUCT DEVELOPMENT

PPT VISION’s products are distinguished by the Company’s proprietary technology and its significant commitment to research and product development efforts. The Company’s research and product development efforts are focused on its three core competencies: image acquisition, imaging processing, and application development software.  The Company believes that the integration of these core competencies is essential to achieving long term success in the machine vision market. The Company’s three core competencies can be described as follows:

Image Acquisition. This refers to the means and methods by which an image is captured, stored, and then made available for subsequent processing and display. Image acquisition combines the disciplines of photo-optics and electrical engineering.

Imaging Processing. This refers to the means and methods by which an image is analyzed or enhanced to produce some desired information, measurements or results. Image processing combines the disciplines of software engineering, mathematics, algorithm development and electrical engineering to implement efficient solutions to computationally complex problems. Typical image processing tasks include real-time inspection, guidance, gauging and recognition.

Application Development Software. This refers to the means and methods whereby a machine vision system is configured and controlled. The development and support of application development software requires expertise in the disciplines of object-oriented programming, graphical programming environments, man-machine interfaces, device drivers and general software engineering.

Application Expertise. This refers to the capability and experience of individuals in the Company, who are a critical component of successfully deploying this highly specialized technology.  Application expertise encompasses the means and methods whereby a machine vision system is interfaced to and combined with other factory automation equipment for purposes of creating a complete solution for the customer. This may include the development of application specific solutions for certain vertical market applications along with mechanical fixturing for mounting camera and lighting components, networking and programmable controllers for process control, and reject mechanisms for ejection of defective parts.

Various configurations of the Company’s products include proprietary design work performed by the Company’s employees in each of these areas.

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

Research and development expenditures were $1.6 million, and $2.2 million in the fiscal years ended October 31, 2004, and 2003, respectively.  We expect these costs to decrease slightly in fiscal 2005.

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

The Company has obtained United States federal registration for a number of its trademarks including its “PPT”, “PPT VISION”,  “IMPACT”, “Inspection Builder”, “Passport”, and  “Scout” trademarks. The Company has filed for federal registration of additional trademarks and intends to continue to do so in the future. Although no assurance can be given as to the strength or scope of the Company’s trademarks, the Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

EMPLOYEES

As of January 15, 2005, the Company had 58 full-time employees, including 18 employees in research and development, 21 in sales, marketing and application engineering, 13 in manufacturing and 6 in finance and administration. Although the Company has been successful in attracting and retaining qualified technical personnel to date, there can be no assurance that this success will continue. None of the Company’s employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

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

RISK FACTORS

We have incurred losses in each of the last three years.  The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $31.5 million at October 31, 2004. In 2004, our net loss was $1.9 million.  In 2003, our net loss was $4.1 million. In 2002, our net loss was $6.9 million.  In addition, the Company expects to incur losses and negative cash flows for at least the next several fiscal quarters.  The Company believes that the amount of the losses will be substantially smaller than in recent fiscal years.

During fiscal year 2004, we sold our 3D business for $1.0 million.  All of this cash had been received by the end of the first quarter of fiscal 2005.  The sale of this business unit has reduced our ongoing operating expenses.  As of October 31, 2004, we had a cash balance of approximately $2.6 million, working capital of $4.4 million and no long-term debt.  The Company believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2006. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

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

Our market is characterized by rapidly changing technology and new product development. Our future success depends upon our ability to keep pace with the evolving market for machine vision inspection systems. We need to continue enhancing our current products, developing and introducing new products, responding to changes in customer requirements and achieving market acceptance. Our failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business, results of operations, financial condition and liquidity. Even if we do enhance our current products, develop new products, and remain responsive to our customers, we cannot ensure that we will achieve market acceptance.

We are dependent upon a limited number of principal customers. In each of the past two fiscal years, we have had one or more customers that have accounted for ten percent or more of our net revenues. During fiscal 2004, two customers each accounted for over 10% of our net revenues. The largest of these customers, Tokyo Weld, Co, Ltd. accounted for 22.9% of net revenues.  In addition, Simac Masic BV PDC accounted for 10.2% of net revenues.  During fiscal 2003, three customers each accounted for over 10% of net revenues.  The largest of these customers, Tokyo Weld Co., Ltd accounted for 13.8% of net revenues while Chrysler Corporation accounted for 12.8% of net revenues and Simac Masic B.V. accounted for 12.5% of net revenues.  We do not have in effect long-term agreements with these customers under which they agree to continue purchasing significant quantities of our products.

In late fiscal 2004, we were informed by Tokyo Weld, Co. Inc. that it would most likely not purchase any additional products from us and we did not receive any orders or ship any product to Tokyo Weld in the fourth quarter of fiscal 2004.  While we were able to effectively replace these sales with sales to other customers in the fourth quarter of fiscal 2004, thereby broadening our overall customer base, we may not be able to achieve the level of revenues in the first several quarters of fiscal 2005 that we achieved in the first several quarters of fiscal 2004.

The loss of, or significant decrease in purchases by, any of our principal customers and subsequent failure to replace those customers could have a material adverse effect on our results of operations.

Our revenues are dependent in part on capital spending in the electronics and semiconductor industries. The electronics and semiconductor industries combined have historically accounted for over 50% of all machine vision industry sales. Capital spending on new manufacturing capacity by these industries has historically been very cyclical.  There can be no assurance as to when capital spending in these industries will begin a cyclical upturn and how long this upturn may last. While revenues have increased sequentially each of the past three fiscal years, we can not ensure that this trend will continue.

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

Our revenue fluctuates from year to year. We have experienced annual and quarterly fluctuations in operating results and anticipate that these fluctuations will continue. These fluctuations have been caused by various factors, including the order flow of our principal customers, the timing and acceptance of new product introductions and enhancements and the timing of product shipments. Future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop innovative products, the announcement or introduction of new products by our competitors, our product and customer mix, and the level of competition and overall trends in the economy.

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

A significant portion of our revenue arises from international markets. In the years ending October 31, 2004, and 2003, sales of our products to customers outside of the United States accounted for approximately 59%, and 51%, respectively, of our net revenues. We anticipate that international revenue will continue to account for a significant portion of our net revenues. Our operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render our products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

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

We may be unable to utilize our net operating loss if we fail to generate sufficient taxable income. The utilization of  net operating loss carryforward is dependent upon our ability to generate sufficient taxable income during the carryforward period. In fiscal 2004, there was no tax provision due to the net loss for the period. At October 31, 2004, we had available federal and state net operating loss and tax credit carryforwards for income tax purposes of approximately $28.8 million, $8.5 million and $1.3 million respectively. These carryforwards expire in the years ending October 31, 2005 through October 31, 2024.

Failure to meet the Nasdaq SmallCap Market Requirements.  On November 2, 2004 the Company was informed by Nasdaq that the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”).  The Company has been provided 180 calendar days, or until May 2, 2005, to regain compliance.  If, at anytime before May 2, 2005, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company complies with the Rule.  Nasdaq may grant an additional 180-day grace period if, at the end of the initial grace period, the Company meets the Nasdaq SmallCap Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement.  If the Company is unable to achieve compliance with the minimum bid requirements, and its stock is desisted from the Nasdaq system, the liquidity for the Company’s stock may be impaired.

EXECUTIVE OFFICERS AND OTHER KEY MEMBERS OF MANAGEMENT

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Joseph C. Christenson	46	President, Director
David L. Friske	60	Vice President, Manufacturing
Timothy C. Clayton	50	Chief Financial Officer

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

Timothy C. Clayton was elected Chief Financial Officer of the Company in November 2002. Mr. Clayton serves as a consultant to the Company and is a principal of the firm Emerging Capital, a financial consulting and merger and acquisition advisory firm that he founded in September 2000. From November 1997 until May, 2000, Mr. Clayton was Executive Vice President, Chief Financial Officer and Treasurer of Building One Services Corp. Prior to Building One Services, Mr. Clayton was a partner with Price Waterhouse, LLP.

Mr. Christenson and Mr. Friske serve as full time employees of the Company.  Mr. Clayton devotes such time as is necessary to fulfill his duties as Chief Financial Officer.

Item 2. DESCRIPTION OF PROPERTY

The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. During fiscal 2004 the monthly rate increased to $54,700.  The lease includes a provision that enables the landlord to require us to take an additional 21,000 square feet of space in July, 2005.  The monthly rent on this space would be approximately $19,000.  This space is currently occupied by another company and negotiations are underway to extend the term of its lease on that space.  There can be no assurances, however, that these negotiations will be successful and that we will not be required to assume the responsibility for this additional space.  Our lease also includes a termination provision that enables us to terminate our lease effective May of 2006.  The termination fee is $500,000.  It is the Company’s intention to exercise this termination provision unless we can successfully negotiate a restructuring of our existing lease agreement.  We have initiated discussions with our landlord in this regard.  The Company also leases space for its regional sales and support offices in Michigan.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The Company’s Common Stock trades on the Nasdaq Small Cap Market under the symbol “PPTV”. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by Nasdaq for the years listed below:

	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2004
First Quarter	$1.90	$1.05
Second Quarter	1.97	1.22
Third Quarter	1.46	1.07
Fourth Quarter	1.29	0.60

FISCAL YEAR ENDED OCTOBER 31, 2003
First Quarter	$0.85	$0.45
Second Quarter	0.77	0.43
Third Quarter	0.80	0.51
Fourth Quarter	1.58	0.62

HOLDERS

On January 9, 2005, there were approximately 600 holders of record of the Company’s Common Stock. This figure does not reflect more than 1,300 beneficial stockholders whose shares are held in nominee names.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES

The Company did not repurchase any equity securities during the quarter ended October 31, 2004.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

During the fourth quarter of fiscal 2004, the Company implemented a revised operating strategy which calls for a total focus of our resources on our core 2D machine vision business.  Accordingly, in the fourth quarter we initiated and completed the sale of our 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our 3D business and these results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Operations”.  Our continuing operations represent our 2D business only.  All references to financial information in this Management’s Discussion and Analysis or Plan of Operations

have been revised to reflect only our continuing operations and all references to our now discontinued 3D business have been eliminated.

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

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories.  The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed.

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

The Company’s long-lived assets include properties and equipment and intangible assets such as patents.  These assets are evaluated for possible impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  During the fourth quarter of fiscal 2004, the Company decided to discontinue its 3D business and it sold this business, together with all the related patents and intellectual property.  As a result of this decision, certain of the patents that were directly related to this product were considered impaired and the remaining asset value was expensed as a cost associated with this sale.

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 2004 to Year Ended October 31, 2003

Net Revenues increased 15.6% to $8.7 million in fiscal 2004 from $7.5 million in fiscal 2003. Unit sales of the Company’s machine vision systems increased to 989 in fiscal 2004 from 492 in fiscal 2003. Net revenues increased due to an upturn in the level of purchases of capital equipment in the manufacturing sector of the global economy and specifically in the electrical connector segment of the economy and due to an increased acceptance of the Company’s new IMPACT 2D vision system.  The most significant increase was in sales to a large OEM customer who sells product into the electrical connector market.  Sales to this customer increased by 92% over sales to this customer in fiscal 2003 and represented approximately 23% of our total sales for fiscal 2004.  In late fiscal 2004, we were informed by this customer that it would most likely not purchase any additional products from us and we did not receive any orders or ship any product to them in the fourth quarter of fiscal 2004.  This customer had purchased our older analog products which we were in the process of phasing out.  While we were able to effectively replace these sales with sales to other customers in the fourth quarter of fiscal 2004, thereby broadening our overall customer base, we may not be able to achieve the level of revenues in  fiscal 2005 that we achieved in fiscal 2004.

The Company sold almost 700 IMPACT units in fiscal 2004 as compared with 200 IMPACT units in fiscal 2003. The significant growth in our IMPACT sales indicates strong acceptance of these products in the market and we expect that sales of our IMPACT units will grow and replace the sales of our other machine vision systems.  Average selling prices in fiscal 2004 were 40% lower on a per unit basis when compared to fiscal 2003, due to the fact that a significant portion of our sales in fiscal 2004 were related to our new IMPACT C-series product which has a lower average selling price than our other systems.  This trend reflects an overall trend in the machine vision industry for more powerful yet lower priced machine vision systems.  We expect the trend of lower average selling price to continue in the next fiscal year.

Gross Profit improved 10.7% to $4.5 million in fiscal 2004 from $4.1 million in fiscal 2003. Gross profit as a percentage of net revenues for fiscal 2004 decreased to 52.1% compared to 54.4% in fiscal 2003. The increase in gross profit dollars reflects the overall higher revenue levels achieved by the Company in fiscal 2004.  The slight decrease in the gross profit margin is primarily as a result of the increase in the level of sales in fiscal 2004 to a large OEM customer who receives favorable pricing related to volume purchases.

Sales and Marketing Expenses decreased 3.6% to $2.8 million in fiscal 2004, compared to $2.9 million in fiscal 2003. This decrease is the result of cost-control measures implemented during last fiscal year.  As a percentage of net revenues, fiscal 2004 selling and marketing expenses decreased to 32.3%, compared with 38.7% in fiscal 2003. The percentage decrease reflects both the increase in revenues as well as the cost reductions.

General and Administrative Expenses decreased 29.5% to $1.1 million in fiscal 2004, compared to $1.6 million in fiscal 2003. As a percentage of net revenues, general and administrative expenses decreased to 13.2% for fiscal 2004, compared to 21.6% for fiscal 2003.  This decrease is primarily the result of lower salaries and related costs as the result of workforce reductions that were implemented in the second and third quarter of fiscal 2003.  In addition, expenses were lower in fiscal 2004 for severance, bad debts, travel, depreciation and patent amortization.

Research and Development Expenses decreased 24.8% to $1.6 million in fiscal 2004, from $2.2 million in fiscal 2003. Research and development expenses as a percentage of net revenues for fiscal 2004 decreased to 18.8%, compared to 28.9% for fiscal 2003. The decrease in research and development spending reflects the Company’s work force reduction actions taken last year as well as continuing efforts to control operating costs while still supporting an aggressive new product development activities for the IMPACT product family.

Income Taxes: There was no tax provision or benefit for fiscal 2004 or 2003 due to the net losses in the periods.

Loss from Discontinued Operations of $817,000 in fiscal 2004 is made up of a gain from the results of the discontinued operations for the year of $234,000 and a loss from the sale of the 3D business unit of $1,051,000.  In fiscal 2003, the loss from discontinued operations of $1,513,000 was only related to the operating results of that unit.  The improvement in the operating results of the 3D business unit in fiscal 2004 is due an increase in engineering services revenues in fiscal 2004 which resulted in a $789,000 improvement in the gross profit of that unit.  In addition, in fiscal 2003 we stopped manufacturing one of our 3D products which enabled us to reduce our 3D related operating costs (including the shut down related costs) by approximately $958,000.  The loss from the sale of the 3D business unit reflects difference between the sales price of $1.0 million and the asset values of that unit of approximately $2.0 million.  We also incurred $38,000 of costs associated with the sale of the business.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, the Company had cash of $2.6 million as compared with $2.1 million as of the end of last fiscal year. Due to its continuing losses, the Company has been using its existing cash and cash equivalents to fund the shortfall in cash generated from its operating activities.  During fiscal 2004, the Company raised cash by selling its 3D business unit for $1.0 million and continued to focus on controlling operating expenses.  In fiscal 2003 and fiscal 2002, the Company completed a Shareholder Rights Offering which in the aggregate resulted in the issuance of approximately 5.6 million shares of Common Stock and raised net proceeds of approximately $5.4 million.

The Company believes that cash generated from operations together with the cash provided by the sale of the 3D business unit and the Shareholder Rights Offering will be sufficient to provide the cash necessary to meet its operating, working capital and capital resource obligations through the second quarter of fiscal 2006. The Company believes that it may need to obtain additional financing thereafter to fund the working capital needs of its operating plan which anticipates revenue growth.

Because we have working capital of $4.4 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners,  or customer-sponsored research and development projects.

The Company financed its operations during fiscal 2004 through existing cash and cash equivalents and in part from the proceeds of the sale of the 3D business unit. Net cash used in operating activities during fiscal 2004 was $372,000, a significant decrease from $1.6 million used in operations in fiscal 2003.  Accounts receivable decreased $88,000 primarily due to strong collections. Inventories increased $113,000 during fiscal 2004 due to growth in the sales of the IMPACT visions system.  Accounts payable and accrued expenses increased by $256,000 due to an increase in deferred rent and as the result of a slow down in payments to vendors.

Net cash provided by investing activities was $646,000 in fiscal 2004, primarily related to the proceeds from the sale of the 3D business unit, offset by fixed asset additions of $112,000. During fiscal 2003, fixed asset additions totaled $111,000.  We expect fixed asset additions in fiscal 2005 to be approximately the same as in fiscal 2004.

Net cash provided by financing activities was $115,000 for fiscal 2004, primarily from the sale of stock to employees through our Employee Stock Purchase Plan.  In fiscal 2003 the Company generated $1.2 million of cash primarily from the exercise of warrants that were issued in connection with our Shareholder Rights Offering.

The Company incurred a net loss of $1,872,000 for fiscal 2004, and has an accumulated deficit of $31.5 million as of October 31, 2004. There can be no assurance that the Company will not incur additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future.

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

The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. During fiscal 2004 the monthly rate increased to $54,700.  The lease includes a provision that enables the landlord to require us to take an additional 21,000 square feet of space in July, 2005.  The monthly rent on this space would be approximately $19,000.  This space is currently occupied by another company and negotiations are underway to extend the term of their lease on that space.  There can be no assurances, however, that these negotiations will be successful and that we will not be required to assume the responsibility for this additional space.  Our lease also includes a termination provision that enables us to terminate our lease effective May of 2006.  The termination fee is $500,000.  It is the Company’s intention to exercise this termination provision unless we can successfully negotiate a restructuring of our existing lease agreement.  We have initiated discussions with our landlord in this regard.

Minimum future rental payments due under non-cancelable operating lease agreements are as follows (amounts exclude required payments for common area maintenance expenses):

2005	$783,000
2006	847,000
2007	837,000
2008	837,000
2009	488,000
Total	$3,792,000

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers.  The Company does not expect the adoption of FIN 46R to have a material effect on its financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins February 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during each of the years ended October 31, 2004, and 2003.

Quantitative and Qualitative Disclosures About Market Risk

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2004 due to the short maturities of these instruments.

INTEREST RATE RISK

The Company’s cash and cash equivalents represent investments purchased with original maturities of three months or less.  Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2004, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

FOREIGN CURRENCY EXCHANGE RATE RISK

Historically, the Company’s international sales, which are primarily in Europe, Canada, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. The Company did have one customer where sales were denominated in Japanese Yen.  The Company does not engage in foreign currency speculation.  At October 31, 2004, the Company had no foreign exchange contracts outstanding.

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

Item 8B. OTHER INFORMATION

None

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, OF THE REGISTRANT

Information required under this item with respect to directors is contained in the section “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2005 Proxy Statement”), a definitive copy of which will be filed within 120 days of October 31, 2004 and is incorporated herein by reference.  Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in the 2005 Proxy Statement and is incorporated herein by reference.

Information concerning compliance with Section 16(a) is contained in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.  Information concerning the Company’s Code of Ethics is included in the Section entitled “Other Information Regarding the Board of Directors,” and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled “Executive Compensation and Other Information,” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information required under this item with respect to share ownership is contained in the section entitled “Security Ownership of Principal Shareholders and Management”  in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Information required under this Item with respect to stock ownership under equity compensation plans is contained in the section entitled “Equity Compensation Plan Information” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the section entitled “Certain Transactions” in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

Item 13. EXHIBITS

(a) Documents filed as Part of this Report

(1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm of Virchow, Krause & Company, LLP

Statements of Operations for the years ended October 31, 2004 and 2003

Balance Sheets as of October 31, 2004 and 2003

Statements of Cash Flows for the Years ended October 31, 2004 and 2003

Statements of Shareholders’ Equity for the Years ended October 31, 2004 and 2003

Notes to Financial Statements

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

*Indicates compensatory plan

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Auditors” is in the Company’s 2005 Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, INC.

Date : January 31, 2005	By:	/s/Joseph C. Christenson
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

Date: January 31, 2005	/s/ Joseph C. Christenson
Joseph C. Christenson
President, Director
(Principal Executive Officer)

Date: January 31, 2005	/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Accounting Officer)

Date: January 31, 2005	/s/ Robert W. Heller, Director
Robert W. Heller, Director

Date: January 31, 2005	/s/ David C. Malmberg, Director
David C. Malmberg, Director

Date: January 31, 2005	/s/ Peter R. Peterson, Director
Peter R. Peterson, Director

Date: January 31, 2005	/s/ Benno G. Sand, Director
Benno G. Sand, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

PPT VISION, Inc.

Eden Prairie, Minnesota

We have audited the accompanying balance sheets of PPT VISION, Inc. as of October 31, 2004 and 2003 and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PPT VISION, Inc. as of October 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
November 23, 2004

STATEMENTS OF OPERATIONS

YEAR ENDED OCTOBER 31,	2004	2003
Net revenues	$8,671,000	$7,501,000
Cost of sales	4,154,000	3,419,000
Gross profit	4,517,000	4,082,000
Expenses:
Sales and marketing	2,797,000	2,902,000
Research and development	1,631,000	2,168,000
General and administrative	1,144,000	1,622,000

Total expenses	5,572,000	6,692,000
Loss from continuing operations	(1,055,000)	(2,610,000)
Loss from discontinued operations	(817,000)	(1,513,000)
Net loss	$(1,872,000)	$(4,123,000)
Basic and diluted loss per share:
Loss from continuing operations	$(0.09)	$(0.25)
Loss from discontinued operations	$(0.07)	$(0.15)
Net loss	(0.16)	(0.40)
Weighted average shares outstanding:
Basic and diluted	11,877,570	10,253,975

The accompanying notes are an integral part of the financial statements.

BALANCE SHEETS

OCTOBER 31,	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$2,617,000	$2,086,000
Accounts receivable, net	1,912,000	2,000,000
Inventories	977,000	864,000
Other current assets	243,000	319,000
Assets of discontinued operations	200,000	—
Total current assets	5,949,000	5,269,000
Property and equipment, net	323,000	582,000
Intangible assets, net	109,000	152,000
Assets of discontinued operations	—	2,391,000
Other assets, net	53,000	53,000
Total assets	$6,434,000	$8,447,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$944,000	$699,000
Accrued expenses	513,000	502,000
Deferred revenue	54,000	96,000
Liabilities of discontinued operations	—	470,000
Total current liabilities	1,511,000	1,767,000

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; authorized 10,000,000 shares, none issued and outstanding
Common stock $.10 par value; authorized 20,000,000 shares; issued and outstanding 11,982,362 and 11,802,801 shares, respectively	1,198,000	1,180,000
Capital in excess of par value	35,177,000	35,080,000
Accumulated deficit	(31,452,000)	(29,580,000)
Total shareholders’ equity	4,923,000	6,680,000
Total liabilities and shareholders’ equity	$6,434,000	$8,447,000

The accompanying notes are an integral part of the financial statements

STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31,	2004	2003
Net loss	$(1,872,000)	$(4,123,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418,000	829,000
Stock based compensation	—	8,000
Loss (income) from discontinued operations	(234,000)	1,513,000
Loss on sale of discontinued operations	1,051,000	—
Change in operating assets and liabilities:
Accounts receivable, net	88,000	(279,000)
Inventories	(113,000)	449,000
Other assets	76,000	(25,000)
Accounts payable	245,000	23,000
Accrued expenses	11,000	(91,000)
Deferred revenue	(42,000)	72,000
Total adjustments	1,500,000	2,499,000
Net cash used in operating activities	(372,000)	(1,624,000)
Cash flows from investing activities:
Purchase of property and equipment	(112,000)	(111,000)
Net investment in other long-term assets	(4,000)	(15,000)
Proceeds from sale of discontinued operations, net of expenses of $38,000	762,000	—
Net cash provided by (used in) investing activities	646,000	(126,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	115,000	1,151,000
Net cash provided by financing activities	115,000	1,151,000
Net cash provided by (used in) discontinued operations	142,000	(247,000)
Net increase (decrease) in cash and cash equivalents	531,000	(846,000)
Cash and cash equivalents at beginning of year	2,086,000	2,932,000
Cash and cash equivalents at end of year	$2,617,000	$2,086,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income tax	$—	$—
Interest	$—	$—
Non-cash investing activity:
Short-term note receivable issued in connection with sale of discontinued operations	$200,000	$—

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	COMMON SHARES	STOCK AMOUNT	CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED (DEFICIT)	TOTAL SHAREHOLDERS’ EQUITY
October 31, 2002	10,067,950	$1,007,000	$34,094,000	$(25,457,000)	$9,644,000
Stock based compensation			8,000		8,000
Stock issued through the employee stock purchase plan	46,141	4,000	25,000		29,000
Stock issued through the exercise of warrants, net of cost of $60,000	1,688,710	169,000	953,000		1,122,000
Net loss				(4,123,000)	(4,123,000)
October, 31, 2003	11,802,801	1,180,000	35,080,000	(29,580,000)	6,680,000

Stock issued through the employee stock purchase plan	170,671	17,000	92,000		109,000
Stock options exercised	8,890	1,000	5,000		6,000
Net loss				(1,872,000)	(1,872,000)
October 31, 2004	11,982,362	$1,198,000	$35,177,000	$(31,452,000)	$4,923,000

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2004 and 2003

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PPT VISION, Inc. (the Company) designs, manufactures, and markets camera-based intelligent systems for automated inspection in manufacturing applications. The Company’s products, commercially known as machine vision systems, enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s machine vision product line is sold on a global basis to end-users, system integrators, distributors and original equipment manufacturers (OEM’s) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.

DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2004, the Company implemented a revised operating strategy which calls for a total focus of our resources on our core 2D machine vision business.  Accordingly, in the fourth quarter we initiated and completed the sale of our 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our 3D business and these results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Operations”.  Our continuing operations represent our 2D business only.  All of the financial information in the financial statements and notes to the financial statements have been revised to reflect only the results of our continuing operations.  See Note 15 in the Notes to Financial Statements.

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

REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to end-user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories.

The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.  The Company deposits its cash in high credit quality financial institutions.  The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days.  Accounts receivable over 60 days are considered past due.  The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $81,000 and $163,000 at October 31, 2004 and 2003, respectively.

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

ADVERTISING EXPENSE

Advertising expense is expensed as incurred.  Advertising expense was $40,000 and $50,000 for the years ended October 31, 2004 and 2003, respectively.

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

FISCAL YEAR ENDED OCTOBER 31,		2004	2003
Net loss	Reported	$(1,872,000)	$(4,123,000)
	Pro forma	$(2,061,000)	$(4,387,000)
Basic and diluted loss per share	Reported	$(0.16)	$(0.40)
	Pro forma	$(0.17)	$(0.43)

Stock based compensation - as reported	—	$8,000
Stock based compensation - pro forma	$189,000	$264,000

The pro forma amounts may not be representative of the effects on reported net loss for future years.  The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

FISCAL YEAR ENDED OCTOBER 31,	2004	2003
Risk free interest rates	4.0%	4.0%
Expected lives	7 Years	7 Years
Expected volatility	156%	180%
Expected dividends	0%	0%

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers.  The Company does not expect the adoption of FIN 46R to have a material effect on its financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins February 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $31.5 million at October 31, 2004. During fiscal years 2003 and 2002, the Company raised approximately $1.1 million and $4.3 million, respectively, through its Shareholder Rights Offering and subsequent exercise of warrants to provide for these capital needs.  During fiscal 2004 the Company sold its 3D business for $1.0 million which served to strengthen our cash position. As of October 31, 2004, the Company had $2.6 million of cash, $4.4 million of working capital and no long-term debt.

The Company believes that cash generated from operations together with our existing cash balances and other potential sources of financing will be sufficient to provide the cash necessary to meet its operating, working capital and capital resource obligations through the second quarter of fiscal 2006. The other sources of financing that are available include sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners.

NOTE 3:  INVENTORIES

As of October 31, inventories consist of the following:

	2004	2003
Manufactured and purchased parts	$828,000	$595,000
Work-in-process	105,000	178,000
Finished goods	44,000	91,000
Totals	$977,000	$864,000

In view of the rapid pace of technological change in the machine vision industry, the Company periodically reviews the carrying value of its inventories for excess or obsolete inventories. This analysis of the net realizable value of inventories include consideration of a variety of factors including existing inventory quantities, historical usage, expected future demand, the effect of technological advances and the impact of newly introduced products.

NOTE 4:  PROPERTY AND EQUIPMENT

At October 31, furniture, fixtures and equipment consisted of the following:

	2004	2003
Equipment	$3,267,000	$3,176,000
Furniture and fixtures	557,000	558,000
	3,824,000	3,734,000
Less accumulated depreciation	(3,501,000)	(3,152,000)
Totals fixed assets	$323,000	$582,000

Depreciation expense for continuing operations was $371,000 and $719,000 for the years ended October 31, 2004 and 2003, respectively.  During fiscal 2004 and 2003, the Company wrote-off fully depreciated properties that were no longer in use.

NOTE 5:  INTANGIBLE ASSETS

Intangible assets at October 31, 2004 and October 31, 2003, consisted of the following:

	2004	2003
Patent and trademark	$609,000	$629,000
Less accumulated amortization	(500,000)	(477,000)
Totals intangible assets	$109,000	$152,000

Patent and trademark costs are amortized over five to ten years.  Amortization expense was approximately $47,000 and $110,000 in the years ended October 31, 2004 and 2003, respectively.  Amortization expense for fiscal 2005, 2006 and 2007 is expected to be approximately $50,000, $50,000 and $9,000, respectively.

NOTE 6:  OTHER ASSETS

Other assets at October 31, 2004 and October 31, 2003, represent an investment of $53,000 in the common stock of Electro-Sensors, Inc. a related party shareholder of the Company. The Company’s percentage ownership is less than 1% of Electro-Sensors, Inc. outstanding common stock. There are no commitments or obligations associated with this investment.  This investment is carried at cost which approximates market.

NOTE 7: ACCRUED EXPENSES

Accrued expenses at October 31, include:

	2004	2003
Employee stock purchase plan payroll deductions	$32,000	$46,000
Accrued compensation	75,000	78,000
Professional Services	45,000	70,000
Purchase commitments	—	60,000
Accrued rent	317,000	204,000
Taxes and other	44,000	44,000
Totals	$513,000	$502,000

NOTE 8: OPERATING LEASES

The Company leases facilities and equipment under non-cancelable operating lease agreements.  The Company leases its primary building under a lease which commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. During fiscal 2004 the monthly rate increased to $54,700.  The lease includes a provision that enables the landlord to require us to take an additional 21,000 square feet of space in July, 2005.  The monthly rent on this space would be approximately $19,000.  Our lease also includes a termination provision that enables us to terminate our lease effective May of 2006.  The termination fee is $500,000.  Rent expense was $716,000 and $702,000 in 2004 and 2003 respectively. Minimum future rental payments due under non-cancelable operating lease agreements are as follows (amounts exclude required payments for common area maintenance expenses):

2005	$783,000
2006	847,000
2007	837,000
2008	837,000
2009	488,000
Total	$3,792,000

NOTE 9: INCOME TAXES

The provision for income taxes (continuing and discontinued operations) differs from the statutory U.S. federal tax rate of 34% applied to net loss before income taxes for the years ended October 31, as follows:

	2004	2003
Expected tax benefit at statutory rate	$(630,000)	$(1,400,000)
State income tax benefit, net of federal tax effect	(100,000)	(225,000)
Tax credits and other	25,000	(25,000)
Expiring loss carryforwards	320,000	320,000
Increase in valuation allowance	385,000	1,330,000
Total income tax expense (benefit)	$—	$—

Based on an increase in the valuation allowance for each of the years ended October 31, 2004 and 2003, no benefit for income taxes is applicable for either continuing or discontinued operations.

Deferred tax assets are comprised of the following at October 31:

OCTOBER 31,	2004	2003
Depreciation and amortization	$80,000	$250,000
Net operating loss carryforwards	10,120,000	9,744,000
Income tax credits	1,263,000	1,288,000
Inventory allowances	119,000	102,000
Other	187,000	—
Total deferred tax assets before valuation allowance	11,769,000	11,384,000
Less valuation allowance	(11,769,000)	(11,384,000)
Net deferred tax asset	$—	$—

At October 31, 2004, the Company has available federal net operating loss, state net operating loss and tax credit carryforwards for income tax purposes of approximately $28.8 million, $8.5 million and $1.3 million, respectively. These carryforwards expire in the years ending October 31, 2005 through October 31, 2024.  The amount of the federal net operating loss carryforwards that expire in the next five fiscal years are $739,000, $50,000 $152,000, $0 and $16,000, respectively.  Approximately $0, $26,000, $141,000, $39,000, and $43,000 of the tax credit carryforwards expire in each of the next five fiscal years.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded.

NOTE 10: SHAREHOLDERS’ EQUITY

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

A summary of stock options issued and outstanding under these plans is as follows:

	NUMBER OF SHARES	WEIGHTED AVG. OPTION PRICE
Balance at October 31, 2002	842,384	$2.86
Granted	388,700	$0.68
Cancelled	(228,334)	$2.53
Balance at October 31, 2003	1,002,750	$2.07
Granted	141,056	$1.38
Cancelled	(96,966)	$3.04
Exercised	(8,890)	$0.73
Balance at October 31, 2004	1,037,950	$1.89

In fiscal year 2002, pursuant to an option exchange program approved by the Company’s Board of Directors, the Company allowed employees to cancel any or all of their current stock options which were issued pursuant to the 1988 or 1997 plans and which had exercise prices of $5 per share or greater in exchange for a grant of the same number of stock options cancelled in six months and one day from the date of cancellation at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Under this program, 211,650 stock options were voluntarily cancelled at a weighted average option price of $6.88 and 211,650 stock options were subsequently granted at an option price of $0.90. This option exchange resulted in variable accounting for 25,000 of the stock options granted under the program. Variable accounting will continue until all stock options subject to variable accounting are exercised, cancelled or forfeited.  In fiscal year ended October 31, 2004, 16,000 stock options remain under variable accounting treatment. There was no expense related to this variable accounting treatment in fiscal 2004 and an expense of  $8,000 during fiscal 2003.

The estimated weighted average grant-date fair value of stock options granted is as follows: 2004—$1.38, and 2003 - $0.67.

The following table summarizes stock options outstanding and exercisable at October 31, 2004.

	OUTSTANDING			EXERCISABLE
Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$ 0.65 - $0.75	323,000	5.25	$0.68	119,843	$0.68
$ 0.85 - $1.41	351,350	4.88	$1.11	271,284	$1.08
$ 1.46 - $1.88	53,000	6.22	$1.59	0	$0
$ 2.13 - $3.34	52,250	3.46	$2.60	47,250	$2.55
$ 3.56 - $3.88	165,750	2.01	$3.74	165,750	$3.74
$ 4.43 - $8.70	92,600	2.18	$5.32	82,100	$5.37
	1,037,950	4.28	$1.89	686,227	$2.27

As of October 31, 2004 there are no warrants outstanding.

EMPLOYEE STOCK PURCHASE PLAN

In March 2000, shareholders approved the adoption of the 2000 Employee Stock Purchase Plan (the “2000 Plan”) to replace the 1995 Employee Stock Purchase Plan (the “1995 Plan”) which by its terms expired during 2000. The 2000 Plan was amended in March 2004 to provide for the purchase of up to 300,000 shares of common stock during a five-year annual offering period beginning June 1, 2000.  Under the terms of the 2000 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each annual offering period. The 1995 Plan had similar provisions.  In the fiscal years ended

October 31, 2004, and 2003, employees purchased 170,671 and 46,141 shares of stock, respectively.  Through October 31, 2004, 321,119 shares of stock have been purchased by employees under the 2000 Plan.

NOTE 11: EMPLOYEE SAVINGS PLAN

The Company provides a supplementary retirement savings plan which is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifty percent of their monthly earnings on a pre-tax basis, subject to annual contribution limitations. The Company currently makes matching contributions of one dollar for each dollar contributed by each Plan participant up to a maximum of $500 annually.

The Company’s contributions under this program were approximately $25,000, and $36,000 for the years ended October 31, 2004, and 2003.  In fiscal 2004 and 2003, $5,000 and $21,000, respectively of contributions were funded from accumulated forfeitures and $20,000 and $15,000, respectively was expensed by the Company.

NOTE 12: SHAREHOLDER RIGHTS PLAN

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

NOTE 13:  NET LOSS PER SHARE

Basic net loss per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the fiscal reporting periods. Because of our net loss, basic and diluted loss per share is the same.

	2004	2003
Loss from continuing operations	$(1,055,000)	$(2,610,000)
Loss from discontinued operations	(817,000)	(1,513,000)
Net loss	$(1,872,000)	$(4,123,000)
Weighted average shares outstanding – basic and diluted	11,877,570	10,253,975
Basic and diluted loss per share:
Continuing operations	$(0.09)	$(0.25)
Discontinued operations	$(0.07)	$(0.15)
Net loss per share	$(0.16)	$(0.40)

For the years ended October 31, 2004, and 2003, options to purchase 1,037,950, and 1,002,750 shares of the Company’s common stock, respectively, and in fiscal 2003, warrants to purchase 25,000 shares of the Company’s common stock, were not included in the calculation of diluted earnings per share. As the Company had a net loss, the inclusion of the aforementioned shares would have been anti-dilutive.  There are no warrants outstanding at October 31, 2004.

NOTE 14: CUSTOMER AND GEOGRAPHIC INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

During fiscal 2004 revenue from two customers accounted for 23% and 10% of net revenues.  During fiscal 2003 revenue from three customers accounted for 14%, 13%, and 13% of net revenues, respectively.

At October 31, 2004 two customers accounted for 16%, and 11% of total accounts receivable.  At October 31, 2003, three customers accounted for 12%, 11%, and 10% of total accounts receivable.

CUSTOMER GEOGRAPHIC DATA

United States and export sales by geographic region as a percentage of net revenues at October 31 are as follows:

	2004	2003
United States	41%	49%
Europe & Canada	20%	22%
Asia-Pacific	38%	28%
South America	1%	1%
	100%	100%

NOTE 15: DISCONTUNUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business.  In accordance with this plan, in the fourth quarter, the Company initiated and completed the sale of its 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years.  As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation.  Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “gain or loss from discontinued operations”.

The following are condensed statements of operations and net assets of the discontinued operation:

Statement of Operations

	2004	2003
Revenues	$1,939,000	$1,338,000
Cost of revenues	378,000	566,000
Gross profit	1,561,000	772,000
Total operating expenses	1,327,000	1,943,000
MSD shutdown costs		342,000
Net income or loss from operation of 3D business	$234,000	$(1,513,000)

Loss on sale of 3D business:
Sale price	$1,000,000
Less costs and expenses:
Inventories	$260,000
Property and equipment, net	46,000
Intangible assets, net	1,707,000
Severance costs	25,000
Legal and travel costs	13,000
Total costs of sale	2,051,000
Net loss on sale	$1,051,000

During fiscal 2003, PPT implemented a restructuring plan designed to specifically focus the Company on its traditional core competencies, improve the efficiency of its product development and marketing efforts, and significantly reduce the Company’s operating cost structure.  The restructuring plan included the closure of the Microelectronics Systems group which primarily involves the elimination of the PPT861™  3D inspection product. The costs associated with the decision to discontinue the development, sale and manufacture of the PPT861 3D product line totaled $591,000 and include severance costs related to 5 positions, inventory and equipment write downs and reductions in the value of certain receivables associated with this division.  The portion related to inventory write downs of $249,000 were recorded in Cost of Revenues and the remaining amounts are included in MSD Shutdown Costs.

Assets and liabilities of the 3D business unit consisted of the following at October 31, 2003:

Accounts receivable	$120,000
Inventories	157,000
Properties and equipment, net	126,000
Intangible assets, net	1,988,000

Total assets	$2,391,000

Deferred revenue	$470,000

The only asset of the discontinued 3D business as of October 31, 2004 was a receivable from the purchaser of the business in the amount of $200,000.  This amount was received by the Company in the first quarter of fiscal 2005.

NOTE 16: QUARTERLY FINANCIAL INFORMATION–UNAUDITED–in thousands

	Net Revenues			Gross Profit			Net Loss			Basic and Diluted Net Loss Per Share
Quarter	2004	2003	%Change	2004	2003	%Change	2004	2003	%Change	2004	2003	%Change
First	$1,976	$1,442	37%	$904	$686	32%	$(345)	$(1,187)	71%	$(0.03)	$(0.12)	75%
Second	2,084	2,036	2%	1,114	1,074	4%	(223)	(1,770)	87%	(0.02)	(0.18)	89%
Third	2,505	1,855	35%	1,313	983	34%	(243)	(951)	74%	(0.02)	(0.09)	78%
Fourth	2,106	2,167	(3)%	1,186	1,339	(11)%	(1,061)	(215)	(393)%	(0.09)	(0.02)	(350)%

Total	$8,671	$7,500	16%	$4,517	$4,082	11%	$(1,872)	$(4,123)	55%	$(0.16)	$(0.41)	61%