Form 10QSB
period 2005-01-31
PPT VISION INC
filed 2005-03-17
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at March 15, 2005: 11,986,357

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	January 31, 2005	October 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,254,000	$2,617,000
Accounts receivable, net	1,446,000	1,912,000
Inventories:
Manufactured and purchased parts	1,069,000	828,000
Work-in-process	67,000	105,000
Finished goods	37,000	44,000
Total inventories, net	1,173,000	977,000
Other current assets	221,000	243,000
Assets of discontinued operations	39,000	200,000
Total current assets	5,133,000	5,949,000

Fixed assets, net	293,000	323,000
Intangible assets, net	96,000	109,000
Other assets	53,000	53,000
Total assets	$5,575,000	$6,434,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$752,000	$944,000
Accrued expenses	480,000	513,000
Deferred revenue – customer advances	27,000	54,000
Total current liabilities	1,259,000	1,511,000

Shareholders’ equity
Common stock	1,199,000	1,198,000
Capital in excess of par value	35,179,000	35,177,000
Accumulated deficit	(32,062,000)	(31,452,000)
Total shareholders’ equity	4,316,000	4,923,000
Total liabilities and shareholders’ equity	$5,575,000	$6,434,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	January 31,
	2005	2004

Revenues	$1,525,000	$1,976,000
Cost of revenues	729,000	1,073,000
Gross profit	796,000	903,000

Expenses:
Sales and marketing	686,000	634,000
General and administrative	291,000	282,000
Research and development	374,000	410,000
Total expenses	1,351,000	1,326,000
Loss from continuing operations	(555,000)	(423,000)

Income (loss) from discontinued operations	(55,000)	77,000
Net loss	$(610,000)	$(346,000)
Per share data:
Weighted average basic shares outstanding	11,983,000	11,803,000
Weighted average diluted shares outstanding	11,983,000	11,803,000
Basic and diluted loss per common share
Loss from continuing operations	$(0.04)	$(0.04)
Income (loss) from discontinued operations	$(0.01)	$0.01
Net loss	$(0.05)	$(0.03)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	January 31, 2005	January 31, 2004
Net loss	$(610,000)	$(346,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,000	123,000
Loss (income) from discontinued operations	55,000	(77,000)

Change in assets and liabilities:
Accounts receivable	466,000	(211,000)
Inventories	(196,000)	(71,000)
Other assets	22,000	54,000
Accounts payable	(192,000)	31,000
Accrued expenses	(33,000)	29,000
Deferred revenue - customer advances	(27,000)	(33,000)
Total adjustments	161,000	(155,000)
Net cash used in operating activities	(449,000)	(501,000)

Cash flows from investing activities:
Purchase of fixed assets	(22,000)	(31,000)
Net investment in other long-term assets	—	(2,000)
Net cash used in investing activities	(22,000)	(33,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,000	—
Net cash provided by financing activities	3,000	—
Net cash provided by discontinued operations	105,000	254,000
Net decrease in cash and cash equivalents	(363,000)	(280,000)
Cash and cash equivalents at beginning of year	2,617,000	2,086,000
Cash and cash equivalents at end of period	$2,254,000	$1,806,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2005

(UNAUDITED)

NOTE A – DESCRIPTION OF BUSINESS

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

The Balance Sheet at October 31, 2004 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2004 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2004.

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

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a loss from continuing operations for the three months ended January 31, 2005 of $555,000 and a net loss of $610,000.  Cash used in operations was $449,000 for the quarter.  The Company received the final $200,000 payment related to the sale of its 3D business in the quarter ended January 31, 2005 which helped offset this cash deficiency in the quarter.  As a result, cash balances dropped to $2.3 million as of January 31, 2005 from $2.6 million at October 31, 2004.

The Company is working to reduce its cash consumption primarily by implementing plans to increase revenues.  Other actions, such as cost reductions will be considered if revenues do not increase sufficiently to achieve a positive cash flow. One of the most significant elements of our operating costs however, relates to the rent on our building.  To date, we have been unsuccessful in subleasing the unused portion of this facility.  We are contractually committed to this building until May 2009.  Our lease does include a termination provision which enables us to terminate our lease effective May 2006.  In order to exercise this termination provision, the Company will be required to pay $300,000 of previously accrued deferred rent and pay the first $250,000 of the $500,000 termination payment required by the lease in May, 2005.

The decision to terminate our lease would adversely impact our current cash situation; however, the termination of our existing lease and relocation to a much smaller, less costly facility would improve our long-term prospects for profitability.  The Company is currently in negotiations with our landlord on this issue but no resolution is imminent.  The Company is evaluating it’s options with respect to the decision to terminate the lease, including the potential that additional capital may be required to fund operations in the event that the decision is made to terminate the lease.  No assurances can be made that the additional capital will be available at acceptable terms.  Absent a decision to terminate our lease, the Company believes that existing cash balances and available sources of capital will enable the Company to meet its operating, working capital and capital resource obligations through the next twelve months.

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

NOTE E – EARNINGS PER SHARE

At January 31, 2005, options to purchase 979,784 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At January 31, 2004, options to purchase 1,047,750 shares and warrants to purchase 25,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

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

Three Months Ended January 31,		2005	2004
Net loss	As reported	$(610,000)	$(346,000)
	Pro forma	$(637,000)	$(396,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(27,000)	$(50,000)

Basic and diluted loss per share	As reported	$(0.05)	$(0.03)
	Pro forma	$(0.05)	$(0.03)

For All Periods Ended January 31,	2005	2004
Risk free interest rates	4.0%	4.0%
Expected lives	6.0	6.0
Expected volatility	115%	115%
Expected dividends	0%	0%

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three months ended January 31, 2005 and 2004:

Three Months Ended January 31,	2005	2004
United States	51%	33%
Europe and Canada	30%	21%
Asia-Pacific	18%	45%
South America	1%	1%
	100%	100%

In the three-month period ended January 31, 2005, revenues from two customers each represented approximately 14% of the total revenue.  In the three-month period ended January 31, 2004, revenues from two customers accounted for 33% and 12% of total revenue, respectively.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE I – DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business.  In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years.  The royalties are anticipated to be minimal, if any.  As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation.  Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “income or loss from discontinued operations”.

Condensed Statement of Operations	Quarter Ended January 31, 2005	Quarter Ended January 31, 2004
Revenues	$169,000	$455,000
Cost of revenues	56,000	58,000
Gross profit	113,000	397,000
Total operating expenses	168,000	320,000
Income (loss) from discontinued operations	$(55,000)	$77,000

Assets	January 31, 2005	October 31, 2004
Accounts receivable	$39,000	$200,000

NOTE J – SUBSEQUENT EVENT

On March 10, 2005 the Company’s Board of Directors approved a 1-for-4 reverse split of its common stock effective as of the close of business on March 31, 2005 and the conversion to book-entry share registration also effective as of March 31, 2005. In connection with the reverse split, the Board of Directors also approved an amendment to Article 4.1 of the Company’s Articles of Incorporation to proportionately reduce the number of shares of common stock authorized from 20,000,000 shares to 5,000,000 shares.  The Company’s net loss per share on a pro forma basis, reflecting the reverse split, would have been $0.21 for the quartering ending January 31, 2005 and $0.13 for the same period last year.

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

The Company’s revenues decreased 23% to $1,525,000 during the first quarter ended January 31, 2005 compared to the prior year’s first quarter and its loss from continuing operations increased to $555,000 or $.04 a share compared to $423,000 or $.04 in the prior year’s period.  Net loss for the first quarter, including the results of our discontinued 3D business unit was $610,000 or $.05 per share compared to our net loss in the first quarter of fiscal 2004 of $346,000 or $.03 per share.  The decrease in revenues in the first quarter were resulted from the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $660,000 of revenue in the first quarter of fiscal 2004.  Sales to other customers approximated $1.3 million in the first quarter of last year.  The transition to Impact vision systems continued to build as sales of IMPACT systems increased substantially over the first quarter of last year—growing 130% in unit terms.   In the first quarter of this year, IMPACT revenue accounted for approximately 69% of our total revenue.  In the first quarter last year IMPACT revenue accounted for 26% of our reported revenue.

During the fiscal 2005 first quarter, revenues from outside the United States accounted for 49% of revenues compared to 67% in the fiscal 2004 first quarter.

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

Revenue Recognition and Costs of Revenues

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts and accessories.  The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Services revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed.

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

RESULTS OF OPERATIONS

Revenues

Net revenues decreased 23% to $1,525,000 for the three-month period ended January 31, 2005, compared to net revenues of $1,976,000 for the same period in fiscal 2004.  Unit sales of the Company’s machine vision systems increased to 221 for the first quarter of fiscal 2005 versus 189 for the same period in fiscal 2004.  In the three-month period ended January 31, 2005, revenues from two customers each represented approximately 14% of the total revenue. In the three-month period ended January 31, 2004, revenues from two customers accounted for 33% and 12% of total revenue, respectively.

The decrease in revenues in the first quarter was primarily the result of the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $660,000 of revenue in the first quarter of fiscal 2004.  Sales to other customers approximated $1.3 million last year.  The transition to Impact vision systems continued to build as sales of IMPACT systems increased substantially over the first quarter of last year—growing 130% in unit terms.  In the first quarter of this year, IMPACT revenue accounted for approximately 69% of our total revenue.  In the first quarter last year IMPACT revenue accounted for 26% of our reported revenue.

Sales to customers outside the United States represented 49% of gross revenues for the three months ended January 31, 2005, compared to 67% for the same period in fiscal 2004.

We will continue to experience adverse quarter-over-quarter revenue comparisons as we transition almost exclusively to product development and sales of the IMPACT family of products.  In addition revenue comparisons may be unfavorable for the next two quarters as we will no longer be shipping product to the one large OEM customer who was a significant customer in each of the first three quarters of fiscal 2004.  Revenue trends may also be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit decreased 12% to $796,000 for the three-month period ended January 31, 2005, compared to $903,000 for the same period in fiscal 2004.  As a percentage of net revenues, the gross profit for the first quarter of fiscal 2005 increased to 52% compared to 46% in the same period in fiscal 2004.  The improvements in our gross margin percentages relate to the substantial portion of our revenue that was to the large OEM customer in the first quarter of last fiscal year.  These sales were at a lower gross margin due to the size of the orders.  This year the gross margins were adversely impacted by the low volume, which resulted in our manufacturing overhead being spread over a smaller number of units.  We would expect to see our margins improve as our sales increase.

Sales and marketing expenses increased 8% to $686,000 for the three-month period ended January 31, 2005 compared to $634,000 for the same period in fiscal 2004.    As a percentage of net revenues, sales and marketing expenses increased to 45% for the first quarter of fiscal 2005 compared to 32% for the same period in fiscal 2004.  This increase is the result of an increase in headcount in fiscal 2005. The Company expects sales and marketing expenses in absolute dollars to remain relatively flat on a quarterly basis for the remainder of fiscal 2005. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses increased slightly to $291,000 for the three-month period ended January 31, 2005, compared to $282,000 for the same period in fiscal 2004.  As a percentage of net revenues, general and administrative expenses increased to 19% for the first quarter of fiscal 2005 versus 14% for the same period in fiscal 2004.  The Company expects general and administrative expenses on a quarterly basis will generally remain at current levels for the remainder of fiscal 2005.

Research and development expenses decreased 9% to $374,000 for the three-month period ended January 31, 2005, compared to $410,000 for the same period in fiscal 2004.  This decrease is the result of headcount reductions in this area.  As a percentage of net revenues, research and development expenses increased slightly to 25% for the first quarter of fiscal 2005, compared to 21% for the first quarter of fiscal 2004.  Again, research and development expenses should remain at or only slightly above these levels for the remainder of the fiscal year.

The Company did not record an income tax benefit or expense for the three-month periods ended January 31, 2005 or 2004.

The Company’s net loss from continuing operations for the first quarter of fiscal 2005 increased from year-ago levels to $555,000 or 4 cents per share, as compared with a loss of $423,000 or 4 cents per share for the same period in fiscal 2004.  Shares outstanding for the quarter were approximately 12.0 million versus 11.8 million in the first quarter of last fiscal.

The results of our discontinued operations resulted in a loss of $55,000 or $0.01 per share in the first in the quarter ended January 31, 2005 as opposed to income of $77,000 or $0.01 per share in the first quarter of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005 the Company had cash balances of $2.3 million, working capital of approximately $3.9 million and no long-term debt.

In the first quarter of fiscal 2005 the Company incurred a net loss from continuing and discontinued operations of $610,000 which included non-cash charges related to depreciation and amortization of $66,000. The net loss for the quarter increased $264,000 from the $346,000 loss reported in the first quarter of fiscal 2004.  Cash used in operating activities was $449,000 for the quarter ended January 31, 2005.

The Company is working to reduce its cash consumption primarily by implementing plans to increase revenues.  Other actions, such as cost reductions will be considered if revenues do not increase sufficiently to achieve a positive cash flow. As discussed below, we are analyzing alternatives with respect to the lease on our facilities.

The Company has been using its existing cash and cash equivalents to fund the cash needs of its operating activities.  We are carefully monitoring our cash position and evaluating the need for additional capital to enable us to achieve our short and long-term objectives. If there was a need for additional capital, the Company believes that other sources of financing are available including sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners. The avenues that we take to satisfy our potential capital requirements will depend in large part on the level of our revenues, and we will evaluate these alternatives as we obtain better visibility of our revenue expectations.

The Company entered into a ten-year lease in May 1999 for approximately 59,000 square feet of office and manufacturing space in Eden Prairie, Minnesota. The lease commenced on June 1, 1999 at an initial monthly rate of approximately $51,000. During fiscal 2004 the monthly rate increased to $54,700.  The lease includes a provision that enables the landlord to require us to take an additional 21,000 square feet of space in July, 2005.  The monthly rent on this space would be approximately $19,000.  This space is currently occupied by another company and negotiations are underway to extend the term of their lease on that space.  There can be no assurances, however, that these negotiations will be successful and that we will not be required to assume the responsibility for this additional space.  Our lease also includes a termination provision that enables us to terminate our lease effective May of 2006.  The termination fee is $500,000, half of which is payable in May, 2005 with the remainder due in December, 2005  The Company is evaluating the issues surrounding a decision to exercise this termination provision.  This may involve the negotiation of a restructuring of our existing lease agreement and the need to raise additional capital.

Although the decision to terminate our lease would adversely impact our current cash situation, the termination of our existing lease and relocation to a much smaller, less costly facility would improve our long-term prospects for profitability.  The Company is currently in negotiations with our landlord on this issue but no resolution is imminent.  The Company is evaluating it’s options with respect to the decision to terminate the lease, including the potential that additional capital may be required to fund operations in the event that the decision is made to terminate the lease.  No assurances can be made the additional capital will be available at acceptable terms.

Absent a decision to terminate our lease, the Company believes that existing cash balances and available sources of capital will enable the Company to meet its operating, working capital and capital resource obligations through the next twelve months.

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

As of January 31, 2005, the Company had no outstanding debt.

Working capital decreased 13% to $3,874,000 at January 31, 2005 from $4,438,000 at October 31, 2004.  The Company financed its operations during the first three months of fiscal 2005 through cash provided by operations and existing cash and cash equivalents.  Net cash used in operating activities during the first three months of fiscal 2005 was $449,000.  Accounts receivable decreased $466,000 and inventories increased $196,000 during the first three months of fiscal 2005.  Accounts payable and accrued expenses decreased by $192,000 and $33,000, respectively.

Net cash used in investing activities was $22,000 during the three months ended January 31, 2005 and related to fixed asset additions.  This compares with $31,000 in fixed asset additions for the same period in fiscal 2004. The Company expects that fixed asset additions for the remaining quarters of fiscal 2005 to continue at approximately the same rate as the first quarter of fiscal 2005.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2005 due to the short maturities of these instruments.

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

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements. These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties. A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the year ended October 31, 2004 and other reports filed with the Securities and Exchange Commission.

Item 3:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson and Chief Financial Officer, Timothy C. Clayton have reviewed the Company’s disclosure controls and procedures as of January 31, 2005.  Based upon this review, the Company’s disclosure controls and procedures are effective.  Subsequent to the end of the quarter, the Company determined that it had inadvertently failed to file its Proxy Statement with the Securities and Exchange Commission on a timely basis.  This document should have been filed at the time it was mailed to our shareholders which occurred February 6, 2005.  Due to an oversight, the document was not filed until March 4, 2005.  The Company has implemented new procedures to prevent this situation from happening in the future.

(b) Changes in Internal Control Over Financial Reporting.

There have been no other changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

None.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on March 10, 2005.  Of the 11,986,357 shares of common stock outstanding and entitled to vote at the meeting, 11,056,855 shares were present, either in person or by proxy.  The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

1.            To elect five (5) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

Name of Nominee	For	Withhold
Joseph C. Christenson	10,999,979	56,876
Robert W. Heller	11,030,347	26,508
David C. Malmberg	11,031,407	25,448
Peter R. Peterson	11,010,091	46,764
Benno G. Sand	11,031,207	25,648

2.            To adopt the PPT Vision, Inc. 2005 Employee Stock Purchase Plan.

For:	6,997,535
Against:	57,429
Abstain:	24,656
Broker Non-Vote:	3,977,235

Item 5:         OTHER INFORMATION

As previously reported by the Company, on March 10, 2005 the Company’s Board of Directors approved a 1-for-4 reverse split of its common stock effective as of the close of business on March 31, 2005 and the conversion to book-entry share registration also effective as of March 31, 2005. In connection with the reverse split, the Board of Directors also approved an amendment to Article 4.1 of the Company’s Articles of Incorporation to proportionately reduce the number of shares of common stock authorized from 20,000,000 shares to 5,000,000 shares.  In connection with the conversion to book-entry share registration, the Board of Directors approved amendments to Sections 5.01 and 5.02 of the Company’s Bylaws on March 10, 2005 to allow for the issuance and transfer of shares of the Company’s common stock in uncertificated form.

Item 6:              EXHIBITS

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

Date: March 17, 2005

/s/ Joseph C. Christenson
Joseph C. Christenson
President
(Principal Executive Officer)

/s/ Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Financial and
Accounting Officer)