Form 10QSB
period 2005-04-30
PPT VISION INC
filed 2005-05-31
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at May 31, 2005: 2,996,805

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	April 30, 2005	October 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,357,000	$2,617,000
Accounts receivable, net	1,311,000	1,912,000
Inventories:
Manufactured and purchased parts	865,000	828,000
Work-in-process	85,000	105,000
Finished goods	39,000	44,000
Total inventories, net	989,000	977,000
Other current assets	162,000	243,000
Assets of discontinued operations	—	200,000
Total current assets	3,819,000	5,949,000

Fixed assets, net	256,000	323,000
Intangible assets, net	87,000	109,000
Other assets	193,000	53,000
Total assets	$4,355,000	$6,434,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$439,000	$944,000
Accrued expenses	458,000	513,000
Deferred revenue – customer advances	12,000	54,000
Total current liabilities	909,000	1,511,000

Shareholders’ equity
Common stock	300,000	300,000
Capital in excess of par value	36,078,000	36,075,000
Accumulated deficit	(32,932,000)	(31,452,000)
Total shareholders’ equity	3,446,000	4,923,000
Total liabilities and shareholders’ equity	$4,355,000	$6,434,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2005	2004	2005	2004

Revenues	$1,567,000	$2,084,000	$3,092,000	$4,060,000
Cost of revenues	803,000	970,000	1,532,000	2,043,000
Gross profit	764,000	1,114,000	1,560,000	2,017,000

Expenses:
Sales and marketing	659,000	706,000	1,345,000	1,340,000
General and administrative	269,000	300,000	560,000	582,000
Research and development	336,000	414,000	710,000	824,000
Non-recurring charges	390,000	—	390,000	—
Total expenses	1,654,000	1,420,000	3,005,000	2,746,000

Interest and other Income	20,000	2,000	20,000	2,000
Loss from continuing operations	(870,000)	(304,000)	(1,425,000)	(727,000)
Income (loss) from discontinued operations	—	81,000	(55,000)	158,000
Net loss	$(870,000)	$(223,000)	$(1,480,000)	$(569,000)
Per share data:
Weighted average basic shares outstanding	2,997,000	2,951,000	2,996,000	2,951,000
Weighted average diluted shares outstanding	2,997,000	2,951,000	2,996,000	2,951,000
Basic and diluted loss per common share
Loss from continuing operations	$(0.29)	$(0.10)	$(0.47)	$(0.25)
Income (loss) from discontinued operations	$—	$0.02	$(0.02)	$0.06
Net loss	$(0.29)	$(0.08)	$(0.49)	$(0.19)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	April 30, 2005	April 30, 2004
Net loss	$(1,480,000)	$(569,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,000	247,000
Loss (income) from discontinued operations	55,000	(158,000)

Change in assets and liabilities:
Accounts receivable	601,000	67,000
Inventories	(12,000)	(187,000)
Other assets	81,000	58,000
Accounts payable	(505,000)	218,000
Accrued expenses	(55,000)	65,000
Deferred revenue - customer advances	(42,000)	(55,000)
Total adjustments	250,000	255,000
Net cash used in operating activities	(1,230,000)	(314,000)

Cash flows from investing activities:
Purchase of fixed assets	(36,000)	(76,000)
Net investment in other long-term assets	(142,000)	(5,000)
Net cash used in investing activities	(178,000)	(81,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,000	1,000
Net cash provided by financing activities	3,000	1,000
Net cash provided by discontinued operations	145,000	366,000

Net decrease in cash and cash equivalents	(1,260,000)	(28,000)

Cash and cash equivalents at beginning of year	2,617,000	2,086,000
Cash and cash equivalents at end of period	$1,357,000	$2,058,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2005

(UNAUDITED)

NOTE A - DESCRIPTION OF BUSINESS

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

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

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

NOTE C - REVENUE RECOGNITION AND COST OF REVENUES

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

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a loss from continuing operations for the three and six months ended April 30, 2005 of $870,000 and $1,425,000 respectively.  Cash used in operations was $1,230,000 for the six months ended April 30, 2005.  Effective May 1, 2005 the Company finalized an agreement with its current landlord to restructure the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms, the Company will receive a reduction in its base rental rates and its facility will shrink from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent.  The Company also agreed to pay a $240,000 lease termination fee in equal monthly installments over a 12 month period starting May 1, 2005 and extend the current lease term by two years through May, 2011.  As a result, cash balances dropped to $1,357,000 as of April 30, 2005 from $2,617,000 at October 31, 2004.

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

There can be no assurance that the Company will not incur additional losses for a longer period of time, will generate positive cash flow from operations, or that the Company will attain or thereafter sustain profitability in any future period.

NOTE E – LOSS PER SHARE

On March 10, 2005, the Company announced that its Board of Directors approved a 1-for-4 reverse split of its common stock effective as of the close of business on March 31, 2005 and the conversion to book-entry share registration also effective as of March 31, 2005.  In connection with the reverse split, the Board of Directors also approved an amendment to Article 4.1 of the Company’s Articles of Incorporation to proportionately reduce the number of shares of common stock authorized from 20,000,000 shares to 5,000,000 shares.  All share numbers presented in this report have been restated to give effect to the 1-for-4 reverse split.

At April 30, 2005, options to purchase 218,478 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At April 30, 2004, options to purchase 265,446 shares and warrants to purchase 6,250 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

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

Three Months Ended April 30,		2005	2004
Net loss	As reported	$(870,000)	$(223,000)
	Pro forma	$(893,000)	$(273,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(23,000)	$(50,000)

Basic and diluted loss per share	As reported	$(0.29)	$(0.08)
	Pro forma	$(0.30)	$(0.09)

Six Months Ended April 30,		2005	2004
Net loss	As reported	$(1,480,000)	$(569,000)
	Pro forma	$(1,530,000)	$(670,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(50,000)	$(101,000)

Basic and diluted loss per share	As reported	$(0.49)	$(0.19)
	Pro forma	$(0.51)	$(0.23)

For All Periods Ended April 30,	2005	2004
Risk free interest rates	4.0%	4.0%
Expected lives	6.0	6.0
Expected volatility	115%	115%
Expected dividends	0%	0%

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three and six months ended April 30, 2005 and 2004:

Three Months Ended April 30	2005	2004
United States	42%	40%
Europe and Canada	30%	16%
Asia-Pacific	26%	43%
South America	2%	1%

Six Months Ended April 30	2005	2004
United States	46%	37%
Europe and Canada	30%	18%
Asia-Pacific	23%	44%
South America	1%	1%

In the three month period ended April 30, 2005, revenues from two customers represented approximately 14% and 12% of total revenue, respectively.  In the three month period ended April 30, 2004, revenues from three customers accounted for 30%, 13%, and 10% of total revenue, respectively.  In the six month period ended April 30, 2005, revenues from two customers represented approximately 11% and 11% of total revenue, respectively.  In the six month period ended April 30, 2004, revenues from one customer accounted for 32% of total revenue.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 is to be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins November 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  We have not yet determined the impact of SFAS No. 123R on us.

NOTE I – DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business.  In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years.  The royalties, which will be recorded as a part of discontinued operations, are anticipated to be minimal, if any.  To date there have been no royalties.  As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation.  Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “income or loss from discontinued operations.”

Condensed Statement of Operations	Quarter Ended April 30, 2005	Quarter Ended April 30, 2004
Revenues	$—	$536,000
Cost of revenues	—	118,000
Gross profit	—	418,000
Total operating expenses	—	337,000
Income from discontinued operations	$—	$81,000

Condensed Statement of Operations	Six-Month Ended April 30, 2005	Six-Month Ended April 30, 2004
Revenues	$169,000	$991,000
Cost of revenues	56,000	176,000
Gross profit	113,000	815,000
Total operating expenses	168,000	657,000
Income from discontinued Operations	$(55,000)	$158,000

Assets	April 30, 2005	October 31, 2004
Accounts receivable	$—	$200,000

NOTE J – Restructuring Actions

In the second quarter of fiscal 2005, the Company completed a three part corporate restructuring in an effort to bring the Company’s cost structure into closer alignment with current revenues.  The first part of this plan involved the closing of the Company’s Michigan office.  The functions of the Michigan office have been transferred to several of the Company’s system integration partners.  The second part of the plan involved the restructuring of the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota. Under the amended lease terms signed on April 29, 2005, the Company will receive a reduction in its base rental rates and its facility will shrink from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent.  The Company will also pay a $240,000 lease termination fee, which was accrued in the second quarter of fiscal 2005, in equal monthly installments over a 12 month period starting May 1, 2005 and extend the current lease term by two years through May, 2011. The third part of the plan included certain other operating expense reductions which primarily consisted of an approximately 15% workforce reduction.  When taken together, the three parts of this restructuring will result in a reduction of the Company’s total cost structure by over $1,200,000 per year.

An analysis of the components of the nonrecurring charge related to these restructuring actions is as follows:

Lease termination fee and related costs	$280,000
Michigan office closure costs	60,000
Severance costs	50,000
Total	$390,000

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

The Company’s revenues decreased 25% to $1,567,000 during the second quarter ended April 30, 2005 compared to sales of $2,084,000 in the prior year’s second quarter.  The Company’s loss for the quarter ended April 30, 2005 increased to $870,000 or $.29 per share compared to $223,000 or $.08 per share in the prior year’s period.  The decrease in revenues in the second quarter resulted from the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $620,000 of revenue in the second quarter of fiscal 2004.  Sales to other customers approximated $1.5 million in the second quarter of last year.  The increase in the net loss for the quarter is due in large part to the $390,000 non-recurring restructuring charge recorded in the quarter.

Revenues decreased 24% to $3,092,000 during the six-month period ended April 30, 2005 compared to the prior year’s six-month period and the loss increased to $1,480,000 or $0.49 per share compared to a loss of $569,000 or $0.19 per share in the prior year’s period.  Again, the decrease in revenues in the six-month period ended April 30, 2005 resulted from the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $1,280,000 of revenue in the six-month period ended April 30, 2004.  Sales to other customers approximated $2.8 million in the six-month period of last year.

During the second quarter of fiscal 2005 the Company completed a three part corporate restructuring in an effort to bring the Company’s cost structure into closer alignment with current revenues.  The first part of this plan involved the closing of the Company’s Michigan office.  The functions of the Michigan office have been transferred to several of the Company’s system integration partners.  The second part of the plan involved the restructuring of the Company’s lease obligation with respect to its headquarters facility in Eden

Prairie, Minnesota. The third part of the plan included certain other operating expense reductions which primarily consisted of an approximately 15% workforce reduction.  The Company recorded a non-recurring expense of $390,000 related to these actions in the second quarter.  When taken together, the three parts of this restructuring will result in a reduction of the Company’s total cost structure by over $1,200,000 per year.

During the fiscal 2005 second quarter, revenues from outside the United States accounted for 58% of revenues compared to 60% in the fiscal 2004 second quarter.  During the first six months of fiscal 2005, revenues from outside the United States accounted for 54% compared to 63% in the first six months of fiscal 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial condition and results of operations are based on the Company’s accompanying unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information required by accounting principles generally accepted in United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

RESULTS OF OPERATIONS

Revenues

Net revenues decreased 25% to $1,567,000 for the three-month period ended April 30, 2005, compared to net revenues of $2,084,000 for the same period in fiscal 2004.  For the six-month period ended April 30, 2005, revenues decreased 24% to $3,092,000 from $4,060,000 for the same period in fiscal 2004.  Unit sales of the Company’s machine vision systems decreased to 191 for the second quarter of fiscal 2005 versus 204 for the same period in fiscal 2004.  Unit sales for the first half of fiscal 2005 increased to 412 from 393 in the first half of fiscal

2004.  In the three month period ended April 30, 2005, revenues from two customers represented approximately 14% and 12% of total revenue, respectively. In the three month period ended April 30, 2004, revenues from three customers accounted for 30%, 13%, and 10% of total revenue, respectively.  In the six month period ended April 30, 2005, revenues from two customers represented approximately 11% and 11% of total revenue, respectively.  In the six month period ended April 30, 2004, revenues from one customer accounted for 32% of total revenue.

The decrease in revenues in the second quarter and the six-month period ended April 30, 2005 resulted from the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $620,000 of revenue in the second quarter of fiscal 2004 and $1,280,000 for the six-month period ended April 30, 2004.  Sales to other customers approximated $1.5 million in the second quarter of last year and $2.8 million for the six-month period ended April 30, 2004.

During the fiscal 2005 second quarter, revenues from outside the United States accounted for 58% of revenues compared to 60% in the fiscal 2004 second quarter.  During the first six months of fiscal 2005, revenues from outside the United States accounted for 54% compared to 63% in the first six months of fiscal 2004.

We will continue to experience adverse quarter-over-quarter revenue comparisons as we transition almost exclusively to product development and sales of the IMPACT family of products.  In addition, revenue comparisons may be unfavorable for the third quarter as we will no longer be shipping product to the one large OEM customer who was a significant customer in each of the first three quarters of fiscal 2004.  Revenue trends may also be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit decreased 31% to $764,000 for the three-month period ended April 30, 2005, compared to $1,114,000 for the same period in fiscal 2004.  For the six-month period ended April 30, 2005, gross profit decreased 23% to $1,560,000 from $2,017,000 for the same period in fiscal 2004.  As a percentage of net revenues, the gross profit for the second quarter of fiscal 2005 decreased to 49% compared to 53% in the same period in fiscal 2004.  For the six-month periods ended April 30, 2004 and 2005, gross profits as a percentage of net revenues were 50%.  The gross margins this year were adversely impacted by the low volume, which resulted in our manufacturing overhead being spread over a smaller number of units.  We would expect to see our margins improve slightly in the remainder of the year as our fixed manufacturing costs have decreased due to amendment of our facility lease.

Sales and marketing expenses decreased 7% to $659,000 for the three-month period ended April 30, 2005 compared to $706,000 for the same period in fiscal 2004.    For the six-month period ended April 30, 2005, sales and marketing expenses increased slightly to $1,345,000 from $1,340,000 for the same period in fiscal 2004.  As a percentage of net revenues, sales and marketing expenses increased to 42% for the second quarter of fiscal 2005 compared to 34% for the same period in fiscal 2004.  For the six-month period ended April 30, 2005, sales and marketing expenses as a percentage of net revenues increased to 43% compared to 33% in the same period in fiscal 2004.  This increase is the result of sales and marketing expenses remaining relatively flat with a decrease in sales. The Company expects sales and marketing expenses in absolute dollars to decrease on a quarterly basis for the remainder of fiscal 2005 due to our second quarter restructuring actions. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 10% to $269,000 for the three-month period ended April 30, 2005, compared to $300,000 for the same period in fiscal 2004.  For the six-month period ended April 30, 2005, general and administrative expenses decreased 4% to $560,000 as compared to $582,000 in the same period in fiscal 2004.  As a percentage of net revenues, general and administrative expenses increased to 17% for the second quarter of fiscal 2005 versus 14% for the same period in fiscal 2004.  For the six-month period ended April 30, 2004, general and administrative expenses as a percentage of net revenues increased to 18% from 14% in the same period in fiscal 2004.  The Company expects general and administrative expenses on a quarterly basis to decrease from their current levels due to the second quarter corporate restructuring.

Research and development expenses decreased 19% to $336,000 for the three-month period ended April 30, 2005, compared to $414,000 for the same period in fiscal 2004. For the six-month period ended April 30, 2005, research and development expenses decreased 14% to $710,000 from $824,000 in the same period in fiscal 2004.  As a percentage of net revenues, research and development expenses increased slightly to 21% for the second quarter of fiscal 2005, compared to 20% for the second quarter of fiscal 2004.  For the six-month period ended April 30, 2005, research and development expenses as a percentage of net revenues increased to 23% from 20% in the same period in fiscal 2004.  Again, the Company expects research and development expenses on a quarterly basis to decrease from their current levels due to the second quarter corporate restructuring.

The Company did not record an income tax benefit or expense for the three and six month periods ended April 30, 2005 or 2004.

The Company’s net loss from continuing operations for the second quarter of fiscal 2005 increased from year-ago levels to $870,000 or 29 cents per share, as compared with a loss of $304,000 or 10 cents per share for the same period in fiscal 2004.  The Company’s net loss from continuing operations for the six-month period ended April 30, 2005 increased to $1,425,000 or 47 cents per share, as compared with a loss of $727,000 or 25 cents per share for the same period in fiscal 2004.  There were approximately 3.0 million shares outstanding during the three and six month periods in fiscal 2005 and 2004.

The results of our discontinued operations resulted in no loss for the second quarter and income of $81,000 or $0.02 per share in the second quarter of fiscal 2004.  Our discontinued operations resulted in a loss of $55,000 or $0.02 for the six-month ended April 30, 2005 compared to income of $158,000 or $0.06 per share in the same period of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005 the Company had cash balances of $1.4 million, working capital of approximately $2.9 million and no long-term debt.

In the second quarter of fiscal 2005 the Company incurred a net loss from continuing and discontinued operations of $870,000 which included non-cash charges related to depreciation and amortization of $59,000.  The net loss for the quarter increased $647,000 from the $223,000 loss reported in the second quarter of fiscal 2004.  For the quarter ended April 30, 2004, cash used in operating activities was $781,000 and for the six-month period ended April 30, 2005, cash used in operating activities was $1,230,000.  For the six-month period, this represents a decrease of $913,000.  The increase in cash used in operations during fiscal 2005 relates to the Company’s second quarter corporate restructuring actions.  The Company finalized an agreement with its current landlord restructure the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms, the Company will receive a reduction in its base rental rates and its facility will shrink from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent. The Company expects that the restructuring actions will reduce operating expenses by approximately $1.2 million annually.

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

As of April 30, 2005, the Company had no outstanding debt.

Working capital decreased 34% to $2,910,000 at April 30, 2005 from $4,438,000 at October 31, 2004.  The Company financed its operations during the first six months of fiscal 2005 through existing cash and cash equivalents.  Net cash used in operating activities during the first six months of fiscal 2005 was $1,230,000.  Accounts receivable decreased $601,000 and inventories increased $12,000 during the first six months of fiscal 2005.  Accounts payable and accrued expenses decreased by $505,000 and $55,000, respectively.

Net cash used in investing activities was $178,000 during the six months ended April 30, 2005 and related to the $140,000 leasehold improvement costs that were paid during the second quarter of fiscal 2005 related to the amended lease agreement of the Company’s corporate office in Eden Prairie, Minnesota along with fixed asset additions.  This compares with $76,000 in fixed asset additions for the same period in fiscal 2004.  The Company expects that fixed asset additions for the remaining quarters of fiscal 2005 will be approximately $30,000 for the remainder of fiscal 2005.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2005 due to the short maturities of these instruments.

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

Item 3:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson and Chief Financial Officer, Timothy C. Clayton have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.                         OTHER INFORMATION

Item 1:                                   LEGAL PROCEEDINGS

None.

Item 2:                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.                                   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4:                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company previously reported the results of its Annual Meeting of Sharheolders held on March 10, 2005 in its Form 10-QSB for the quarter needed January 31, 2005, filed with the SEC on March 17, 2005

Item 5:                                   OTHER INFORMATION

Reverse Stock Split

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

Change in Chief Financial Officer

Timothy C. Clayton is resigning as Chief Financial Officer of the Company at the close of business on May 31, 2005.  Joseph C. Christenson, the President and Chief Executive Officer of the Company will also assume the duties of Chief Financial Officer, on June 1, 2005.

Item 6:                                     EXHIBITS

(a)          The following exhibits are included herein:

3.1                                 Articles of Incorporation

3.2                               Bylaws

10.1                           Second Amendment To Lease Agreement

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

32.1                           Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: May 31, 2005

/s/Joseph C. Christenson
Joseph C. Christenson
President
(Principal Executive Officer)

/s/Timothy C. Clayton
Timothy C. Clayton
Chief Financial Officer
(Principal Financial and
Accounting Officer)