Form 10QSB/A
period 2005-01-31
PPT VISION INC
filed 2005-06-03
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No  ☐

Shares of $.10 par value common stock outstanding at March 1, 2005: 11,986,357

The following items in this Form 10-QSB are hereby amended

Part I. Financial Information

Item 3:  CONTROLS AND PROCEDURES

Item

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Joseph C. Christenson, and Chief Financial Officer, Timothy C. Clayton reviewed the Company's disclosure controls and procedures as of January 31, 2005.  In connection with this review, the Company determined that it had failed to file with the Securities and Exchange Commission on a timely basis its Proxy Statement for its March 10, 2005 Annual Meeting of Shareholders.  Based upon this review, the Company officers have concluded the Company’s disclosure controls and procedures were not effective within the meaning of Rule 13a-15.

The Company has developed additional disclosure controls and procedures designed to ensure that future proxy statements are prepared in accordance with SEC requirements and filed with the SEC in a timely manner.  These procedures include establishment of an timetable for drafting and filing the proxy statement and procedures for ensuring the accuracy of the disclosures in the proxy statement.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  Other Information

Item 6:   EXHIBITS

(a) The following exhibits are included herein:

Exhibit 31.1                    Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

Exhibit 32                         Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: June 3, 2005

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer