Form 10QSB
period 2005-07-31
PPT VISION INC
filed 2005-09-09
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Shares of $.10 par value common stock outstanding at August 31, 2005: 2,998,747

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	July 31, 2005	October 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$968,000	$2,617,000
Accounts receivable, net	1,298,000	1,912,000
Inventories:
Manufactured and purchased parts	693,000	828,000
Work-in-process	58,000	105,000
Finished goods	36,000	44,000
Total inventories, net	787,000	977,000
Other current assets	149,000	243,000
Assets of discontinued operations	—	200,000
Total current assets	3,202,000	5,949,000

Fixed assets, net	372,000	323,000
Intangible assets, net	77,000	109,000
Other assets	7,000	53,000
Total assets	$3,658,000	$6,434,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$187,000	$944,000
Accrued expenses	308,000	513,000
Deferred revenue – customer advances	9,000	54,000
Total current liabilities	504,000	1,511,000

Shareholders’ equity
Common stock	300,000	300,000
Capital in excess of par value	36,080,000	36,075,000
Accumulated deficit	(33,226,000)	(31,452,000)
Total shareholders’ equity	3,154,000	4,923,000
Total liabilities and shareholders’ equity	$3,658,000	$6,434,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Revenues	$1,317,000	$2,505,000	$4,409,000	$6,565,000
Cost of revenues	626,000	1,192,000	2,158,000	3,234,000
Gross profit	691,000	1,313,000	2,251,000	3,331,000

Expenses:
Sales and marketing	487,000	742,000	1,832,000	2,083,000
General and administrative	246,000	278,000	806,000	860,000
Research and development	286,000	400,000	996,000	1,224,000
Restructuring charges	—	—	390,000	—
Total expenses	1,019,000	1,420,000	4,024,000	4,167,000
Interest and other Income	34,000	(14,000)	54,000	(12,000)
Loss from continuing operations	(294,000)	(121,000)	(1,719,000)	(848,000)
Income (loss) from discontinued operations	—	(122,000)	(55,000)	36,000
Net loss	$(294,000)	$(243,000)	$(1,774,000)	$(812,000)
Per share data:
Weighted average basic shares outstanding	2,998,000	2,980,000	2,997,000	2,961,000
Weighted average diluted shares outstanding	2,998,000	2,980,000	2,997,000	2,961,000
Basic and diluted loss per common share
Loss from continuing operations	$(0.10)	$(0.04)	$(0.57)	$(0.28)
Income (loss) from discontinued operations	$—	$(0.04)	$(0.02)	$0.01
Net loss	$(0.10)	$(0.08)	$(0.59)	$(0.27)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2005	July 31, 2004

Net loss	$(1,774,000)	$(812,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,000	325,000
Gain on sale of securities	(25,000)	—
Loss (income) from discontinued operations	55,000	(36,000)

Change in assets and liabilities:
Accounts receivable	614,000	(120,000)
Inventories	190,000	(258,000)
Other assets	94,000	80,000
Accounts payable	(757,000)	237,000
Accrued expenses	(205,000)	(41,000)
Deferred revenue - customer advances	(45,000)	(52,000)
Total adjustments	94,000	135,000
Net cash used in operating activities	(1,680,000)	(677,000)

Cash flows from investing activities:
Purchase of fixed assets	(188,000)	(89,000)
Net investment in other long-term assets	(2,000)	(14,000)
Proceeds from sale of securities	71,000	—
Net cash used in investing activities	(119,000)	(103,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,000	6,000
Proceeds from the issuance of stock	2,000	109,000
Net cash provided by financing activities	5,000	115,000
Net cash provided by discontinued operations	145,000	504,000
Net decrease in cash and cash equivalents	(1,649,000)	(161,000)
Cash and cash equivalents at beginning of year	2,617,000	2,086,000
Cash and cash equivalents at end of period	$968,000	$1,925,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2005

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

Cost of revenues include the cost of products sold and the cost of third-party application engineers who perform certain installation services at our request for customers.  Cost of revenues does not include any costs associated with engineering services performed by PPT employees as these costs are a fixed component of our operating cost structure and an allocation of a portion of these costs to cost of revenues would be arbitrary and lead to inconsistent presentation of gross margins and operating costs.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a loss from continuing operations for the three and nine months ended July 31, 2005 of $294,000 and $1,719,000, respectively.  Cash used in operations was $1,680,000 for the nine months ended July 31, 2005.  Effective May 1, 2005, the Company finalized an agreement with its current landlord to restructure the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms, the Company received a reduction in its base rental rates and its leased facility decreased from approximately 64,000 square feet to approximately 35,000 square feet, resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid and capitalized $140,000 for certain leasehold improvements associated with the reconfigured space which will be amortized over the revised lease term and also paid approximately $300,000 in accrued deferred rent.  The Company also agreed to pay a $240,000 lease termination fee (which was expensed) in equal monthly installments over a twelve-month period starting May 1, 2005 and to extend the current lease term by two years through May, 2011.  As a result, cash balances dropped to $968,000 as of July 31, 2005 from $2,617,000 at October 31, 2004.

The Company believes that existing cash balances and potentially available sources of capital will enable the Company to meet its operating, working capital and capital resource obligations through the next twelve months.

The other potential sources of capital that may be available to the Company include sales of its common or preferred stock, external borrowing, customer or vendor financing, customer sponsored research and development projects or investments by strategic partners.

There can be no assurance that the Company will not incur additional losses for a longer period of time, will generate positive cash flow from operations, raise additional capital, or that the Company will attain or thereafter sustain profitability in any future period.

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

At July 31, 2005, options to purchase 341,218 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At July 31, 2004, options to purchase 271,119 shares and warrants to purchase 12,500 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

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

Three Months Ended July 31,		2005	2004
Net loss	As reported	$(294,000)	$(243,000)
	Pro forma	$(351,000)	$(299,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(57,000)	$(56,000)

Basic and diluted loss per share	As reported	$(0.10)	$(0.08)
	Pro forma	$(0.12)	$(0.10)

Nine Months Ended July 31,		2005	2004
Net loss	As reported	$(1,774,000)	$(812,000)
	Pro forma	$(1,895,000)	$(978,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(121,000)	$(166,000)

Basic and diluted loss per share	As reported	$(0.59)	$(0.27)
	Pro forma	$(0.63)	$(0.33)

For All Periods Ended July 31,	2005	2004
Risk free interest rates	4.0%	4.0%
Expected lives	6.0	6.0
Expected volatility	180%	115%
Expected dividends	0%	0%

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three and nine months ended July 31, 2005 and 2004:

Three Months Ended July 31	2005	2004
United States	48%	42%
Europe and Canada	27%	16%
Asia-Pacific	25%	41%
South America	0%	1%

Nine Months Ended July 31	2005	2004
United States	47%	38%
Europe and Canada	29%	18%
Asia-Pacific	23%	43%
South America	1%	1%

In the three-month period ended July 31, 2005, revenues from one customer represented approximately 16% of total revenue.  In the three-month period ended

July 31, 2004, revenues from one customer accounted for 28% of total revenue.  In the nine-month period ended July 31, 2005, revenues from one customer represented approximately 12% of total revenue.  In the nine-month period ended July 31, 2004, revenues from one customer accounted for 30% of total revenue.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Beginning with our quarterly period that begins November 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications.  We have not yet determined the impact of SFAS No. 123R on us.

In June, 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

NOTE I – DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business.  In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years.  The royalties, which will be recorded as a part of discontinued operations, are anticipated to be minimal, if any.  To date there have been no royalties.  As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation.  Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “income or (loss) from discontinued operations.”  Below is a Condensed Statement of Operations for

the discontinued operations for the three and nine month periods ended July 31, 2004 and 2005.

Condensed Statement of Operations	Quarter Ended July 31, 2005	Quarter Ended July 31, 2004
Revenues	$—	$228,000
Cost of revenues	—	7,000
Gross profit	—	221,000
Total operating expenses	—	343,000
Loss from discontinued Operations	$—	$(122,000)

Condensed Statement of Operations	Nine-Month Ended July 31, 2005	Nine-Month Ended July 31, 2004
Revenues	$169,000	$1,219,000
Cost of revenues	56,000	183,000
Gross profit	113,000	1,036,000
Total operating expenses	168,000	1,000,000
Income (loss) from discontinued operations	$(55,000)	$36,000

Assets	July 31, 2005	October 31, 2004
Accounts receivable	$—	$200,000

NOTE J – RESTRUCTURING ACTIONS

In the second quarter of fiscal 2005, the Company completed a three part corporate restructuring in an effort to bring the Company’s cost structure into closer alignment with current revenues.  The first part of this plan involved the closing of the Company’s Michigan office.  The functions of the Michigan office have been transferred to several of the Company’s system integration partners.  The second part of the plan involved the restructuring of the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota. Under the amended lease terms signed on April 29, 2005, the Company received a reduction in its base rental rates and its leased facility decreased from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent.  The Company is also paying a $240,000 lease termination fee, which was accrued in the second quarter of fiscal 2005, in equal monthly installments over a twelve-month period which started on May 1, 2005.  The amended lease terms also extended the current lease term by two years through May, 2011. The third part of the plan included other operating expense reductions primarily consisted of an approximately 15% workforce reduction.  When taken together, the three parts of this restructuring will result in a reduction of the Company’s total cost structure by over $1,200,000 per year.

An analysis of the components of the restucturing charge related to these restructuring actions is as follows:

Lease termination fee and related costs	$280,000
Michigan office closure costs	60,000
Severance costs	50,000
Total restructuring charge	$390,000
Less: Payment through July 31, 2005	(182,000)
Amount included in accrued expenses at July 31, 2005	$208,000

NOTE K – SALE OF ELECTRO-SENSORS, INC. COMMON STOCK

During the third quarter of fiscal 2005, the Company sold 13,000 shares of Electro-Sensors, Inc. common stock, resulting in gross proceeds of $71,000.  At July 31, 2005 the Company continued to own 9,500 shares of Electro-Sensors, Inc. common stock.

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

The Company’s revenues decreased 47% to $1,317,000 during the third quarter ended July 31, 2005 compared to sales of $2,505,000 in the prior year’s third quarter.  The Company’s loss for the quarter ended July 31, 2005 increased to $294,000 or $.10 per share compared to $243,000 or $.08 per share in the prior year’s period.  The decrease in revenues in the third quarter resulted largely from the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $703,000 of revenue in the third quarter of fiscal 2004.  Sales to other customers approximated $1.8 million in the third quarter of fiscal 2004.

Revenues decreased 33% to $4,409,000 during the nine-month period ended July 31, 2005 compared to the prior year’s nine-month period and the loss increased to $1,774,000 or $0.59 per share compared to a loss of $812,000 or $0.27 per share in the prior year’s period.  Again, the decrease in revenues in the nine-month period ended July 31, 2005 resulted from the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $1,983,000 of revenue in the nine-month period ended July 31, 2004.  Sales to other customers approximated $4.6 million in the nine-month period of last year.

During the fiscal 2005 third quarter, revenues from outside the United States accounted for 52% of revenues compared to 58% in the fiscal 2004 third quarter.  During the first nine months of fiscal 2005, revenues from outside the United States accounted for 53% compared to 62% in the first nine months of fiscal 2004.

Total operating expenses for the three-month period ending July 31, 2005 were $1,019,000 a 28% decrease in comparison to total operating expenses of $1,420,000 in the prior years third quarter.  Total operating expenses in the nine-month period ending July 31, 2005 were $4,024,000 compared to $4,167,000 for the prior year’s nine-month period.  These reductions in operating expenses reflect the effect of the restructuring actions implemented in the second quarter ending April 30, 2005 as described in Note J.

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

The Company’s inventory primarily consists of parts and other materials that are used in the manufacture of vision systems.  The Company generally only builds systems based on customer orders and as a result maintains only a minor amount of finished goods inventory.  Management establishes valuation reserves on inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based on assumptions about future product demand and market conditions.  In view of the rapid pace of technological change in the machine vision industry, the Company generally considers inventory that has had no usage for one year to be obsolete.  In addition, changes in the Company’s product offerings or those of the Company’s competitors may also result in excess or obsolete inventory levels.  Accordingly, these factors will also be considered in the determination of the market value of inventory.

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

RESULTS OF OPERATIONS

Revenues

Net revenues decreased 47% to $1,317,000 for the three-month period ended July 31, 2005, compared to net revenues of $2,505,000 for the same period in fiscal

2004.  For the nine-month period ended July 31, 2005, revenues decreased 33% to $4,409,000 from $6,565,000 for the same period in fiscal 2004.  Unit sales of the Company’s machine vision systems decreased to 192 for the third quarter of fiscal 2005 versus 281 for the same period in fiscal 2004.  Unit sales for the nine-month period ended July 31, 2005 decreased to 604 from 682 in the same period of fiscal 2004.  In the three-month period ended July 31, 2005, revenues from one customer represented approximately 16% of total revenue.  In the three-month period ended July 31, 2004, revenues from one customer accounted for 28% of total revenue.  In the nine-month period ended July 31, 2005, revenues from one customer represented approximately 12% of total revenue.  In the nine-month period ended July 31, 2004, revenues from one customer accounted for 30% of total revenue.

The decrease in revenues in the three-month and nine-month period ended July 31, 2005 primarily resulted from the discontinuation of sales of our older analog vision units to a large OEM customer, which accounted for approximately $703,000 of revenue in the third quarter of fiscal 2004 and $1,983,000 for the nine-month period ended July 31, 2004.  Sales to other customers approximated $1.8 million in the third quarter of last year and $4.6 million for the nine-month period ended July 31, 2004.

During the fiscal 2005 third quarter, revenues from outside the United States accounted for 52% of revenues compared to 58% in the fiscal 2004 third quarter.  During the first nine months of fiscal 2005, revenues from outside the United States accounted for 53% compared to 62% in the first nine months of fiscal 2004.

We will continue to experience adverse quarter-over-quarter revenue comparisons as we transition almost exclusively to product development and sales of the IMPACT family of products.  In addition, revenue comparisons may be unfavorable for the current fiscal year compared to 2004 as we are no longer shipping product to the one large OEM customer who was a significant customer in each of the first three quarters of fiscal 2004.  Revenue trends may also be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit decreased 47% to $691,000 for the three-month period ended July 31, 2005, compared to $1,313,000 for the same period in fiscal 2004.  For the nine-month period ended July 31, 2005, gross profit decreased 32% to $2,251,000 from $3,331,000 for the same period in fiscal 2004.  As a percentage of net revenues, the gross profit for the third quarter of fiscal 2005 and fiscal 2004 was 52%.  For the nine-month periods ended July 31, 2005 and 2004, gross profits as a percentage of net revenues were 51%.  The gross margins this year were approximately the same as last year for both the three and nine month periods, even though revenues were substantially lower.  This is due to the fact that a significant portion of last years sales consisted of older, lower gross margin Passport and Scout product lines.  Now that a majority of the Company’s revenues consist of its newer, higher gross margin, IMPACT product line, it is expected that future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses decreased 34% to $487,000 for the three-month period ended July 31, 2005 compared to $742,000 for the same period in fiscal 2004.  For the nine-month period ended July 31, 2005, sales and marketing expenses decreased 12% to $1,832,000 from $2,083,000 for the same period in fiscal 2004.  As a percentage of net revenues, sales and marketing expenses increased to 37% for the third quarter of fiscal 2005 compared to 30% for the same period in fiscal 2004.  For the nine-month period ended July 31, 2005, sales and marketing expenses as a percentage of net revenues increased to 42% compared to 32% in the same period in fiscal 2004.  This increase is the result of a decrease in sales. The Company expects sales and marketing expenses in absolute dollars to remain relatively flat for the remainder of fiscal 2005. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 12% to $246,000 for the three-month period ended July 31, 2005, compared to $278,000 for the same period in fiscal 2004.  For the nine-month period ended July 31, 2005, general and administrative expenses decreased 6% to $806,000 as compared to $860,000 in the same period in fiscal 2004.  As a percentage of net revenues, general and administrative expenses increased to 19% for the third quarter of fiscal 2005 versus 11% for the same period in fiscal 2004.  For the nine-month period ended July 31, 2005, general and administrative expenses as a percentage of net revenues increased to 18% from 13% in the same period in fiscal 2004.  The Company expects general and administrative expenses to remain relatively flat for the remainder of fiscal 2005.

Research and development expenses decreased 29% to $286,000 for the three-month period ended July 31, 2005, compared to $400,000 for the same period in fiscal 2004. For the nine-month period ended July 31, 2005, research and development expenses decreased 19% to $996,000 from $1,224,000 in the same period in fiscal 2004.  As a percentage of net revenues, research and development expenses increased to 22% for the third quarter of fiscal 2005, compared to 16% for the third quarter of fiscal 2004.  For the nine-month period ended July 31, 2005, research and development expenses as a percentage of net revenues increased to 23% from 19% in the same period in fiscal 2004.  Again, the Company expects research and development expenses to remain relatively flat for the remainder of fiscal 2005.

The Company did not record an income tax benefit or expense for the three and nine month periods ended July 31, 2005 or 2004.

The Company’s net loss from continuing operations for the third quarter of fiscal 2005 increased from year-ago levels to $294,000 or 10 cents per share, as compared with a loss of $121,000 or 4 cents per share for the same period in fiscal 2004.  The Company’s net loss from continuing operations for the nine-month period ended July 31, 2005 increased to $1,719,000 or 57 cents per share, as compared with a loss of $848,000 or 28 cents per share for the same period in fiscal 2004.  There were approximately 3.0 million shares outstanding during the three and nine month periods in fiscal 2005 and 2004.

The results of our discontinued operations resulted in no loss for the third quarter of fiscal 2005 and a loss of $122,000 or $0.04 per share in the third quarter of fiscal 2004.  Our discontinued operations resulted in a loss of $55,000 or 2 cents for the nine-month ended July 31, 2005 compared to income of $36,000 or 1 cent per share in the same period of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005 the Company had cash balances of $968,000, working capital of approximately $2.7 million and no long-term debt.

In the third quarter of fiscal 2005 the Company incurred a net loss from continuing and discontinued operations of $294,000 which included non-cash charges related to depreciation and amortization of $46,000.  The net loss for the quarter increased $51,000 from the $243,000 loss reported in the third quarter of fiscal 2004.  For the quarter ended July 31, 2005, cash used in operating activities was $425,000 and for the nine-month period ended July 31, 2005, cash used in operating activities was $1,680,000.  For the nine-month period, this represents a decrease of $981,000 from fiscal 2004 to fiscal 2005.  The increase in cash used in operations during fiscal 2005 relates to the Company’s second quarter corporate restructuring actions.  The Company finalized an agreement with its current landlord to restructure the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms, the Company received a reduction in its base rental rates and its leased facility decreased from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent. The Company expects that the restructuring actions will reduce operating expenses by approximately $1.2 million annually.  Future building rent commitments for the next five years are as follows:

Three Months ended Oct 31,	2005	$71,000
	2006	285,000
	2007	285,000
	2008	285,000
	2009	285,000
Nine months ended July 31,	2010	214,000
	Total	$1,425,000

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

The Company believes that existing cash balances and potentially available sources of capital will enable the Company to meet its operating, working capital and capital resource obligations through the next twelve months.

There can be no assurance that the Company will not incur additional losses for a longer period of time, will generate positive cash flow from it operations, raise additional capital, or that the Company will attain or thereafter sustain profitability in any future period.  To the extent that the Company continues to incur losses or achieves revenue growth in the future requiring an increase in working capital, its operating and investing activities may use cash and, consequentially, such losses or growth will require the Company to obtain additional sources of financing to provide for these cash needs.

As of July 31, 2005, the Company had no outstanding debt.

Working capital decreased 39% to $2,698,000 at July 31, 2005 from $4,438,000 at October 31, 2004.  The Company financed its operations during the first nine months of fiscal 2005 through existing cash and cash equivalents.  Net cash used in operating activities during the first nine months of fiscal 2005 was $1,680,000.  Accounts receivable decreased $614,000 and inventories decreased $190,000 during the first nine months of fiscal 2005.  Accounts payable and accrued expenses decreased by $757,000 and $205,000, respectively.

Net cash used in investing activities was $119,000 during the nine months ended July 31, 2005 and is mostly related to the $140,000 leasehold improvement costs that were paid during the second quarter of fiscal 2005 related to the amended lease agreement of the Company’s corporate office in Eden Prairie, Minnesota along with other fixed asset additions.  This compares with $89,000 in fixed asset additions and $14,000 of other long term asset additions for the same period in fiscal 2004.  The Company expects that fixed asset additions will be approximately $30,000 for the remainder of fiscal 2005.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at July 31, 2005 due to the short maturities of these instruments.

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

Item 3:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s President, Chief Executive Officer and Chief Financial Officer Joseph C. Christenson, has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

None.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:	OTHER INFORMATION

None.

Item 6:	EXHIBITS

(a) The following exhibits are included herein:

31.1	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

32.1	Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: September 9, 2005

/s/ Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer