Form 10KSB
period 2005-10-31
PPT VISION INC
filed 2006-01-27
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES    ☒     NO    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☐    NO   ☒

State issuer’s revenues for its most recent fiscal year:  $5,648,000

The aggregate market value of the voting stock held by nonaffiliates of the issuer (based on the closing sale price of its stock as reported by the Nasdaq Small Cap Market) as of January 6, 2006 was approximately $2.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-KSB will be incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held on March 9, 2006.

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding PPT VISION, Inc.’s (the Company’s) expectations, beliefs, intentions and strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

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

During the fourth quarter of fiscal 2004, we implemented a revised operating strategy that called for a total focus of our resources on our core 2D machine vision business.  Accordingly, we initiated and completed the sale of our 3D business unit, and all the related patents, intellectual property, inventory and equipment.  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our 3D business and these results are presented on a historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Operations.”  Our continuing operations represent our 2D business only.  All references to financial information and description of business in this Form 10-KSB have been revised to reflect only our continuing operations and all references to our now discontinued 3D business have been eliminated.

Item 1. DESCRIPTION OF BUSINESS

CORPORATE PROFILE

PPT VISION, Inc. designs, manufactures, and markets camera-based intelligent systems for automated inspection in manufacturing applications. The Company’s products, commercially known as machine vision systems, enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s machine vision product line is sold on a global basis to end-users, system integrators, distributors and original equipment manufacturers (OEMs) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.

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

THE MACHINE VISION MARKET

The machine vision market is large and highly fragmented with over 200 machine vision suppliers around the world. Many are very small companies focusing on niche applications or niche technologies. A small handful of competitors such as Cognex or Orbotech have emerged as large, global competitors. The Automated Imaging Association estimates that the total global market for machine vision technologies in 2004 was approximately $8.1 billion with a projected growth rate in revenue of approximately 12% to 14% per year over the next five years.  This total global machine vision market includes hundreds of different market and technology niches ranging from very simple vision sensors priced at $1,000 to very high application specific machines priced at more than $1,000,000.  The Company believes that its existing and planned machine vision product lines can potentially address approximately 5% of this total global machine vision market.  Demand for machine vision systems comes from end-user manufacturers who apply these systems as an integral part of their manufacturing process, OEMs, system integrators and machine builders.

 The growth of the end-user machine vision market is being driven by global competitive trends that have led manufacturers worldwide to redesign manufacturing processes in order to reduce cost and increase productivity and quality. In order to meet today’s manufacturing quality requirements, statistical sampling methods are often insufficient and 100% inspection is required.  Manufacturers are increasingly adopting machine vision solutions.

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

•                    Second is a focus on supporting, training, and growing the number of our selling partners.  Selling partners include distributors, system integrators, machine builders, OEMs and in-house equipment development groups at end-user manufacturers.  Often a selling partner is a hybrid of two or more of these five categories of selling partners.  As the size of our trained infrastructure of selling partners grows, we expect our sales results to grow right with it.  Thus, the Company is focusing heavily on building up and supporting our selling partner network worldwide.

•                  Third is a concentration on rolling out and promoting application specific software solutions developed in our powerful, easy to use Inspection Builder™ software environment.  The Company has successfully deployed several niche applications in the medical device, electronic component, packaging, and automotive markets, and will continuously target emerging, high value-add niche applications.

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

IMPACT™  T-series Intelligent Camera Family

In fiscal 2004, PPT VISION introduced its first IMPACT T-series intelligent camera.  Intelligent cameras contain the image processing computer right inside the camera, which is a cost effective alternative to full-scale vision systems.  Early intelligent cameras did not have the horsepower or features of full-scale vision systems and therefore could only be used for simple applications.  The IMPACT T-series models of intelligent cameras include all the power of a full scale vision system.  The IMPACT T-series powerful processing capabilities, together with its broad family of product offerings, including high-resolution, color, micro-head models, and high performance software, make it highly applicable for a broad range of manufacturing automation requirements.

Each member of the IMPACT T-series family contains a high performance microprocessor and real-time operating system, plus a digital imaging sensor.  The electronic components are contained in a sealed industrial unit that can be installed directly into assembly lines and manufacturing equipment.  A broad configuration of discrete, serial, and ethernet I/O make the IMPACT T-series compatible with a full spectrum of industrial control equipment and instrumentation.

There are currently nine intelligent camera product offerings in the T-series family, offering manufacturers the most cost-effective solution for a broad range of machine vision applications.  An array of T-series cameras can be installed in a TCPIP network configuration for multiple camera installations.

IMPACT™  C-series Micro-System Family

The IMPACT C-series was introduced in fiscal 2002 with a remote image processing computer for ultra high-speed applications, high density I/O and third party camera configurations.  Each IMPACT C-series contains the highest performing microprocessors available today in a machine vision micro-system category.  PPT Vision pioneered the high-performance micro-system concept, which has been deployed in 100’s of applications worldwide.

At the heart of the IMPACT C-series is a high performance microprocessor plus operating system.  Each C-series processor contains high density memory and flash on board.  The enhanced memory enables numerous high performance features, such as on-line simulation, intelligent calibration, recipe management, and multi-tasking.  IMPACT C-series remains the only micro-system in the market with a feature set which could previously be found only in the full-scale vision system categories.

  Together with the T-series, the IMPACT product family offers the most complete range of cost-effective options for manufacturers requiring a broad range of machine vision tasks.

IMPACT™  Inspection Builder Software

Inspection Builder software, which was designed specifically for the IMPACT machine vision family, was designed from the ground up, using the latest software development technologies.  The end result is a software package that is easy-to-use and does not require users to utilize advanced programming techniques such as C++ or Visual Basic.  This single software platform supports the entire IMPACT family of intelligent camera product offerings.  The software contains the latest innovations in image processing technology plus a broad range of tools for deploying complete solutions in the factory environment.

PPT Vision has a reputation for easy to use, yet powerful software – and Inspection Builder expands further upon the Company’s expertise.  Modern software technologies such as pattern matching, character reading and high speed defect analysis, form the basis of the software platform, plus a broad range of application-specific tools are available to all users.

Inspection Builder software substantially reduces the need to use third party software packages, such as Visual Basic for application deployment.  This is a unique concept in machine vision applications and has given manufacturers a significant advantage in reducing installation time, thus greatly improving productivity.  In fiscal 2004 and 2005 several major enhancements were made to Inspection Builder software, including Ethernet IP, a widely utilized fieldbus standard, and Activex controls, for greater dissemination of data across manufacturing enterprises.  In addition, over 20 new image processing algorithms were added to Inspection Builder software in fiscal 2004.

MARKETS AND CUSTOMERS

The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2005, the Company had sold more than 6,300 machine vision systems to over 400 customers since inception.

In fiscal 2005, one customer accounted for over 10% of net revenues.  This customer, Simac Masic BV PDC, accounted for 12.3% of net revenues.   During fiscal 2004, two customers each accounted for over 10% of net revenues.  The largest of these customers, Tokyo Weld, Co, Ltd. accounted for 22.9% of net revenues while, Simac Masic BV PDC accounted for 10.2% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company’s principal customers could have a material adverse effect on the Company’s results of operations. See Risk Factors – “We are dependent upon a limited number of principal customers.”

SALES, MARKETING AND CUSTOMER SUPPORT

The Company sells its products to end-users, system integrators, distributors, machine builders and OEMs. The Company markets its products through supporting its industrial automation distribution partners, appearances at industry trade shows, advertising in industry trade journals, articles published in industry and technical journals, its own website and through direct-selling certain key accounts.   In addition, the Company’s strong customer relationships serve as valuable references.

The Company focuses on delivering a high level of value-added applications engineering support to its industrial automation distribution partners and end-user customers through its own in-house applications engineering resources. The Company also provides extensive training opportunities for its industrial automation distributors and customers, either at the Company’s facilities or on-site at their facilities.

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location during the past two years:

YEAR ENDED OCTOBER 31,	2005	2004
United States	46%	41%

Europe & Canada	27%	20%

Asia-Pacific	24%	38%

South America	3%	1%

	100%	100%

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

RESEARCH AND PRODUCT DEVELOPMENT

PPT VISION’s products are distinguished by the Company’s proprietary technology and its significant commitment to research and product development efforts. The Company’s research and product development efforts are focused on its core technical competencies.  The Company believes that the ability to integrate these core competencies is a key strength of the Company and is essential to achieving long term success in the machine vision market. The Company’s core competencies can be described as follows:

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

PPT VISION believes that continued and timely development of new products and enhancements to existing product characteristics are essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a significant role in maintaining and advancing its position as a leading provider of machine vision solutions for manufacturing applications.  The Company’s current research and development efforts are directed to increasing performance in image acquisition, image processing and application development software, which could produce systems with greater speed and accuracy while also providing customers with more expanded software tools.  Key software capabilities under development are targeted at expanding the number of software algorithms and tools and expanding the ease-of use of the Company’s Inspection Builder software. will enable support for different hardware and user interfaces, as well as increasing the development speed of application specific software tools. The Company also intends to expand the number of its intelligent camera product offerings to include a wider variety of price points and performance configurations to better enable it to address a wider variety of application niches with the machine vision market.

Research and development expenditures were $1.3 million, and $1.6 million in the fiscal years ended October 31, 2005, and 2004, respectively.  We expect these costs to remain relatively flat, compared to fiscal 2005, in fiscal 2006.

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

EMPLOYEES

As of January 1, 2006, the Company had 38 full-time employees, including 8 employees in research and development, 14 in sales, marketing and application engineering, 11 in manufacturing and 5 in finance and administration. Although the Company has been successful in attracting and retaining qualified technical personnel to date, there can be no assurance that this success will continue. None of the Company’s employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

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

RISK FACTORS

We have incurred losses in each of the last three years, have received a going concern opinion and may require additional capital.    The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $33.8 million at October 31, 2005.  In 2005, our net loss was $2.4 million.   In 2004, our net loss was $1.9 million.  In 2003, our net loss was $4.1 million.  In addition, the Company expects to incur losses and negative cash flows for at least the next several fiscal quarters.  The Company believes that the amount of the losses will be smaller than in recent fiscal years.  In connection with the audit of our financial statements for the year ended October 31, 2005, our independent accountants have issued an opinion that included a going concern paragraph that states that we have sustained losses and negative cash flows from operating activity in recent years and may need additional capital to support our future operations.   The Company also believes it has other sources of financing to fund future operations.

During fiscal year 2004, we sold our 3D business for $1.0 million.  All of this cash had been received by the end of the first quarter of fiscal 2005.  The sale of this business unit has reduced our ongoing operating expenses.  As of October 31, 2005, we had a cash balance of approximately $778,000, working capital of $2.0 million and no long-term debt.  The Company believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2006. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

We have encountered significantly increased competition from lower-priced competitive products. Several of our competitors have introduced lower-priced 2D vision inspection systems that present a significant challenge to us. Although we have introduced our new lower-priced, IMPACT high-performance 2D inspection system, which currently accounts for substantially all of our sales, we cannot guarantee that this system will successfully compete in this market if competitors introduce lower priced products.

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

We are dependent upon a limited number of principal customers. In each of the past two fiscal years, we have had one or more customers that have accounted for ten percent or more of our net revenues. During fiscal 2005, one customer accounted for over 10% of our net revenues. This customer, Simac Masic BV PDC, accounted for 12.3% of net revenues. During fiscal 2004, two customers each accounted for over 10% of our net revenues. The largest of these customers, Tokyo Weld, Co, Ltd. accounted for 22.9% of net revenues, while, Simac Masic BV PDC accounted for 10.2% of net revenues.

In late fiscal 2004, we were informed by Tokyo Weld, Co. Inc. that it would most likely not purchase any additional products from us and we did not receive any orders or ship any product to Tokyo Weld in the fourth quarter of fiscal 2004 or all of fiscal 2005. We were able to effectively replace these sales with sales to other customers in the fourth quarter of fiscal 2004, thereby broadening our overall customer base.

We do not have in effect long-term agreements with any significant customers under which they agree to continue purchasing significant quantities of our products.

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

A significant portion of our revenue arises from international markets. In the years ended October 31, 2005, and 2004, sales of our products to customers outside of the United States accounted for approximately 54%, and 59%, respectively, of our net revenues. We anticipate that international revenue will continue to account for a significant portion of our net revenues. Our operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render our products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

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

We may be unable to utilize our tax net operating loss carryforwards if we fail to generate sufficient taxable income. The utilization of net operating loss carryforward is dependent upon our ability to generate sufficient taxable income during the carryforward period. In fiscal 2005, there was no tax provision due to the net loss for the period. At October 31, 2005, we had available federal and state net operating loss and tax credit carryforwards for income tax purposes of approximately $28.9 million, $8.6 million and $1.3 respectively. These carryforwards expire in the years ending October 31, 2006 through October 31, 2025.

EXECUTIVE OFFICERS AND OTHER KEY MEMBERS OF MANAGEMENT

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Joseph C. Christenson	47	President, Director, and Chief Financial Officer
David L. Friske	61	Vice President, Manufacturing

Joseph C. Christenson has been President of the Company since January 1989, a director since December 1987 and Chief Financial Officer since June 2005. Prior to being elected President of the Company, Mr. Christenson served in a series of positions of increasing responsibility since joining the Company in 1985. Mr. Christenson has a Masters in Business Administration from the University of Michigan and a Bachelor of Arts degree from St. Olaf College.

David L. Friske has been Vice President of Manufacturing of the Company since March 1999. From February 1984, Mr. Friske served as Director of Manufacturing and Purchasing. Prior to joining the Company, Mr. Friske was employed by Medtronic, Inc.

Mr. Christenson and Mr. Friske serve as full time employees of the Company.

Item 2. DESCRIPTION OF PROPERTY

In the second quarter of fiscal 2005, the Company implemented an amended lease in respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms signed on April 29, 2005, the Company received a reduction in its base rental rates and its facility shrank from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent.  The Company also agreed to pay a $240,000 lease termination fee, which was accrued, and is being paid for, in the second quarter of fiscal 2005, in equal monthly installments over a 12 month period which started on May 1, 2005 and extend the current lease term by two years through May, 2011.  The Company also terminated its leased space for its regional sales and support office in Michigan effective December 31, 2005.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company’s Common Stock trades on the Nasdaq Capital Market under the symbol “PPTV”. The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by Nasdaq for the years listed below:

	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2005
First Quarter	$4.40	$2.44
Second Quarter	3.40	1.73
Third Quarter	2.52	1.21
Fourth Quarter	1.89	1.05

FISCAL YEAR ENDED OCTOBER 31, 2004
First Quarter	$7.60	$4.20
Second Quarter	7.88	4.88
Third Quarter	5.84	4.28
Fourth Quarter	5.16	2.40

On January 17, 2006, the Company announced that beginning on January 23, 2006, the Company’s common stock will trade on the OTC Bulletin Board under the symbol PPTV.ob

HOLDERS

On January 3, 2006, there were approximately 600 holders of record of the Company’s Common Stock. This figure does not reflect more than 1,300 beneficial stockholders whose shares are held in nominee names.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES

The Company did not repurchase any equity securities during the years ended October 31, 2005 and 2004.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans in effect as of October 31, 2005. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders:	354,768	$4.92	432,216
Stock Option Plans
Employee Stock Purchase Plan	23,540	—	76,460

Equity compensation plans not approved by stockholders	—	—	—

Total	378,308	$4.92	508,676

The Company has four equity compensation plans, all of which have been approved by its shareholders: 1998 Stock Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan and 2005 Employee Stock Purchase Plan.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the fourth quarter of fiscal 2004, the Company implemented a revised operating strategy which called for a total focus of our resources on our core 2D machine vision business.  Accordingly, in the fourth quarter of fiscal 2004 we initiated and completed the sale of our 3D business unit, and all related patents, intellectual property, inventory and equipment.  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our 3D business and these results are presented on a historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Operations.”  Our continuing operations represent our 2D business only.  All references to financial information in this Management’s Discussion and Analysis or Plan of Operations have been revised to reflect only our continuing operations and all references to our now discontinued 3D business have been eliminated.

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

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its financial statements to be:

•        revenue recognition;

•        estimating valuation allowances, specifically the allowance for doubtful accounts and excess and obsolete inventory; and

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

The Company’s inventory primarily consists of parts and other materials that are used in the manufacture of vision systems.  The Company generally only builds systems based on customer orders and as a result maintains only a minor amount of finished goods inventory.  Management establishes valuation reserves for estimated excess and obsolete materials inventory based on the difference between the cost of the inventory and its estimated market value.  Market value is estimated based on a variety of assumptions about future product demand and market conditions.  In view of the rapid pace of technological change in the machine vision industry, the Company generally considers inventory that has had no usage for one year to be obsolete. In addition, changes in the Company’s product offerings or those of their competitors may also result in excess or obsolete inventory.  Accordingly, these factors will also be considered in the determination of the market value of inventory.

Actual results could differ from these estimates under different assumptions. If the financial condition of one or more of our customers were to deteriorate, or if actual product demand or market conditions are less favorable than anticipated by management, additional reserves may be required.

The Company’s long-lived assets include properties and equipment and intangible assets such as patents.  These assets are evaluated for possible impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  During the fourth quarter of fiscal 2004, the Company decided to discontinue its 3D business and it sold this business, together with all the related patents and intellectual property.  As a result of this decision, certain of the patents that were directly related to this product were considered impaired and the remaining asset value of $1.7 million was expensed as a cost associated with this sale.

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 2005 to Year Ended October 31, 2004

Net Revenues decreased 34.9% to $5.6 million in fiscal 2005 from $8.7 million in fiscal 2004. Unit sales of the Company’s machine vision systems decreased to 810 in fiscal 2005 from 989 in fiscal 2004. Net revenues decreased due to a decline in sales of our older Passport/Scout product lines which have been phased out. The most significant decrease was in sales to a large OEM customer who sells product into the electrical connector market.  Sales to this customer represented approximately 23% of our total net revenues for fiscal 2004.  In late fiscal 2004, we were informed by this customer that it would most likely not purchase any additional products from us and we did not receive any orders or ship any product to them in the fourth quarter of fiscal 2004 or all of fiscal 2005. This customer had purchased our older analog products which we were in the process of phasing out. We were able to effectively replace these sales with sales to other customers in the fourth quarter of fiscal 2004 and all of fiscal 2005, thereby broadening our overall customer base. Both unit volume and dollar sales of our IMPACT product line increased in fiscal 2005.

The Company sold almost 760 IMPACT units in fiscal 2005 as compared with 700 IMPACT units in fiscal 2004. The growth in our IMPACT sales indicates strong acceptance of these products in the market and we expect that sales of our IMPACT units will continue to grow and replace the sales of our other machine vision systems. Average selling prices in fiscal 2005 were 20% lower on a per unit basis when compared to fiscal 2004, due to the fact that a significant portion of our sales in fiscal 2005 were related to our IMPACT product line which has a lower average selling price than our other systems. This trend reflects an overall trend in the machine vision industry for more powerful yet lower priced machine vision systems. We expect the trend of lower average selling price to continue in the next fiscal year.

Gross Profit declined 40.1% to $2.7 million in fiscal 2005 from $4.5 million in fiscal 2004. Gross profit as a percentage of net revenues for fiscal 2005 decreased to 47.9% compared to 52.1% in fiscal 2004. The decrease in gross profit dollars and as a percentage of net revenues reflects the overall lower revenue levels achieved by the Company in fiscal 2005.  We expect gross profit and gross profit as a percentage of net revenues to increase as our revenues increase due to the fact that our IMPACT product line has a larger gross profit margin than our older product lines had in the past.

Sales and Marketing Expenses decreased 15.6% to $2.4 million in fiscal 2005, compared to $2.8 million in fiscal 2004. This decrease is the result of cost-control measures implemented during fiscal 2004.  As a percentage of net revenues, fiscal 2005 selling and marketing expenses increased to 41.8%, compared with 32.3% in fiscal 2004. The percentage increase reflects the decrease in revenues.  We expect the amount of sales and marketing expenses to remain relatively flat or increase slightly as revenues increase over fiscal year 2006.

General and Administrative Expenses decreased 10.7% to $1.0 million in fiscal 2005, compared to $1.1 million in fiscal 2004. This decrease is primarily the result of lower salaries and related costs as the resulted from the restructuring that was implemented in the second quarter of fiscal 2004. As a percentage of net revenues, general and administrative expenses increased to 18.1% for fiscal 2005, compared to 13.2% for fiscal 2004. The percentage increase reflects the decrease in revenues.  We expect the amount of general and administrative expenses to remain relatively flat over fiscal year 2006.

Research and Development Expenses decreased 17.7% to $1.3 million in fiscal 2005, from $1.6 million in fiscal 2004. The decrease in research and development spending resulted from the restructuring that was implemented in the second quarter of fiscal 2004 as well as continuing efforts to control operating costs while still supporting aggressive new product development activities for the IMPACT product family. Research and development expenses as a percentage of net revenues for fiscal 2005 increased to 23.8%, compared to 18.8% for fiscal 2004.  The percentage increase reflects the decrease in revenues.  We expect research and development expenses to remain relatively flat over fiscal year 2006.

Income Taxes: There was no tax provision or benefit for fiscal 2005 or 2004 due to the net losses in the periods for which no benefit was recognized..

Loss from Discontinued Operations was $55,000 in fiscal 2005 compared to a loss of $805,000 in fiscal 2004 which is made up of a gain from the results of the discontinued operations for the year ended October 31, 2004 of $246,000 and a loss from the sale of the 3D business unit of $1,051,000. The loss from the sale of the 3D business unit reflects a difference between the sales price of $1.0 million and the asset values of that unit of approximately $2.0 million. We also incurred $38,000 of costs associated with the sale of the business.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, the Company had cash of $778,000 as compared with $2.6 million as of the end of last fiscal year. Due to its continuing losses, the Company has been using its existing cash and cash equivalents to fund the shortfall in cash generated from its operating activities.  During fiscal 2004, the Company raised cash by selling its 3D business unit for $1.0 million and continued to focus on controlling operating expenses in fiscal 2005.

Because we have working capital of $2.0 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners, or customer-sponsored research and development projects. The Company believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2006. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

The Company financed its operations during fiscal 2005 through existing cash and cash equivalents. Net cash used in operating activities during fiscal 2005 was $1.8 million, a significant increase from $372,000 used in operations in fiscal 2004.  Accounts receivable decreased $715,000 primarily due to strong collections and lower revenue levels. Inventories decreased $487,000 during fiscal 2005 due to stronger control measures and reduction of older product lines, including a $150,000 charge taken at the end of fiscal 2005 to write down remaining third generation inventory to the lower of cost or market. Accounts payable and accrued expenses decreased by $867,000 due, in large part, to the completion of the 2004 accruals for the sale of the 3D operations and restructuring costs.

Net cash used in investing activities was $224,000 in fiscal 2005.  During fiscal 2005, fixed asset additions totaled $293,000. During fiscal 2004, fixed asset additions totaled $112,000.  We expect fixed asset additions in fiscal 2006 to be approximately the same as in fiscal 2005.

Net cash provided by financing activities was $5,000 for fiscal 2005 and $115,000 for fiscal 2004 from the sale of stock to employees through our Employee Stock Purchase Plan and through the exercise of stock options by employees.

The Company incurred a net loss of $2,375,000 for fiscal 2005, and has an accumulated deficit of $33.8 million as of October 31, 2005. There can be no assurance that the Company will not incur additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future.

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

The following summarizes our contractual obligations and shows the effect these contractual obligations are expected to have on our liquidity and cash flows as of October 31, 2005 (amounts exclude required payments for common area maintenance expenses):

	Total	1 Year or Less	1-3 Years	3-5 Years	Over 5 years
Operating Leases	$1,718,000	$304,000	$586,000	$626,000	$202,000

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning November 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of the Variable Interest Entities” (FIN 46R). Fin 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during each of the years ended October 31, 2005 and 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2005 due to the short maturities of these instruments.

INTEREST RATE RISK

The Company’s cash and cash equivalents represent investments purchased with original maturities of three months or less.  Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2005, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

FOREIGN CURRENCY EXCHANGE RATE RISK

Historically, the Company’s international sales, which are primarily in Europe, Canada, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. The Company did have one customer where sales were denominated in Japanese Yen.  The Company does not engage in foreign currency speculation.  During the years ended October 31, 2005 and 2004, the Company had no foreign exchange contracts outstanding.

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

Item 8B. OTHER INFORMATION

None

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Information required under this item with respect to directors is contained in the section ”Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2006 Proxy Statement”), a definitive copy of which will be filed within 120 days of October 31, 2005 and is incorporated herein by reference.  Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in the 2006 Proxy Statement and is incorporated herein by reference.

Information concerning compliance with Section 16(a) is contained in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference.  Information concerning the Company’s Code of Ethics is included in the Section entitled “Governance Matters – Code of Ethics,” and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled “Executive Compensation and Other Information,” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to share ownership is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Information required under this Item with respect to stock ownership under equity compensation plans is contained in the section entitled “Equity Compensation Plan Information” in Item 5 of this form 10-KSB.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 13. EXHIBITS

(a) Documents filed as Part of this Report

(1) FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm of Virchow, Krause & Company, LLP

Statements of Operations for the Years ended October 31, 2005 and 2004

Balance Sheets as of October 31, 2005 and 2004

Statements of Cash Flows for the Years ended October 31, 2005 and 2004

Statements of Shareholders’ Equity for the Years ended October 31, 2005 and 2004

Notes to Financial Statements

(2) LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of PPT Vision, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB for the quarter ended April 30, 2005)

3.2	By-Laws of PPT Vision (incorporated by reference to Exhibit 3.2 of Form 10-QSB for the quarter ended April 30, 2005)

4.1

Preferred Stock Purchase Rights Agreement, as amended (incorporated by reference to Exhibit 1 to June 17, 1999 Registration Statement on Form 8-A, as amended by Exhibit 1 to October 19, 1999 Amendment No. 1 to Registration Statement on Form 8-A/A and as amended by amendment No. 1 to March 11, 2002 Amendment No. 2 to Registration Statement on Form 8-A/A.)

10.1	Employment Agreement with Joseph C. Christenson dated as of May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.2*	PPT VISION, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.3*	PPT VISION, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.4*	PPT VISION, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-116481))

10.5	Lease Agreement dated July 17, 1998 for facilities at Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.7 of 1999 Form 10-K)

10.5.1	First Amendment of Lease dated October 16, 1999 for Facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.8 of 1999 Form 10-K)

10.5.2

Second Amendment dated April 29, 2005 of Lease dated October 16, 1999 for Facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB for the quarter ended April 30, 2005)

10.6	Employment Agreement with David Friske dated as of March 5, 1984

10.7	PPT VISION, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-125780))

21	The Company has no subsidiaries

23.1	Consent of Virchow, Krause & Company, LLP

31.1	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

*Indicates compensatory plan

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Auditors” is in the Company’s 2006 Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, INC.

Date : January 25, 2006	By:	/s/Joseph C. Christenson
Joseph C. Christenson, President
(Principal Executive Officer and Chief Financial Officer)

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

Date: January 25, 2006	/s/ Joseph C. Christenson
Joseph C. Christenson
President, Director
(Principal Executive Officer and Chief Financial Officer)

Date: January 25, 2006	/s/ Robert W. Heller, Director
Robert W. Heller, Director

Date: January 25, 2006	/s/ David C. Malmberg, Director
David C. Malmberg, Director

Date: January 25, 2006	/s/ Peter R. Peterson, Director
Peter R. Peterson, Director

Date: January 25, 2006	/s/ Benno G. Sand, Director
Benno G. Sand, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

PPT VISION, Inc.

Eden Prairie, Minnesota

We have audited the accompanying balance sheets of PPT VISION, Inc. as of October 31, 2005 and 2004, and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PPT VISION, Inc. as of October 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and negative cash flows from operating activities in recent years and requires additional working capital to support future operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
December 12, 2005

STATEMENTS OF OPERATIONS

YEAR ENDED OCTOBER 31,	2005	2004
Net revenues	$5,648,000	$8,671,000
Cost of sales	2,943,000	4,154,000
Gross profit	2,705,000	4,517,000
Expenses:
Sales and marketing	2,360,000	2,797,000
Research and development	1,343,000	1,631,000
General and administrative	1,022,000	1,144,000
Restructuring Charges	390,000	—
Total expenses	5,115,000	5,572,000
Interest and other income (loss)	90,000	(12,000)
Loss from continuing operations	(2,320,000)	(1,067,000)
Loss from discontinued operations	(55,000)	(805,000)
Net loss	$(2,375,000)	$(1,872,000)
Basic and diluted loss per share:
Loss from continuing operations	$(0.77)	$(0.36)
Loss from discontinued operations	$(0.02)	$(0.27)
Net loss	(0.79)	(0.63)
Weighted average shares outstanding:
Basic and diluted	2,997,329	2,969,393

The accompanying notes are an integral part of the financial statements.

BALANCE SHEETS

OCTOBER 31,	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$778,000	$2,617,000
Accounts receivable, net	1,197,000	1,912,000
Inventories	490,000	977,000
Other current assets	160,000	243,000
Assets of discontinued operations	—	200,000
Total current assets	2,625,000	5,949,000
Property and equipment, net	438,000	323,000
Intangible assets, net	68,000	109,000
Other assets, net	22,000	53,000
Total assets	$3,153,000	$6,434,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$367,000	$944,000
Accrued expenses	223,000	513,000
Deferred revenue	9,000	54,000
Total current liabilities	599,000	1,511,000

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; authorized 2,500,000 shares, none issued and outstanding
Common stock $.10 par value; authorized 5,000,000 shares; issued and outstanding 2,998,747 and 2,995,591 shares, respectively	300,000	300,000
Capital in excess of par value	36,081,000	36,075,000
Accumulated deficit	(33,827,000)	(31,452,000)
Total shareholders’ equity	2,554,000	4,923,000
Total liabilities and shareholders’ equity	$3,153,000	$6,434,000

The accompanying notes are an integral part of the financial statements

STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31,	2005	2004
Net loss	$(2,375,000)	$(1,872,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222,000	418,000
Adjustment to write down inventory to lower of cost or market	255,000	—
Stock based compensation	1,000	—
Loss (income) from discontinued operations	55,000	(234,000)
Loss on sale of discontinued operations	—	1,051,000
Gain on sale of securities	(41,000)	—
Change in operating assets and liabilities:
Accounts receivable, net	715,000	88,000
Inventories	232,000	(113,000)
Other assets	83,000	76,000
Accounts payable	(577,000)	245,000
Accrued expenses	(290,000)	11,000
Deferred revenue	(45,000)	(42,000)
Total adjustments	610,000	1,500,000
Net cash used in operating activities	(1,765,000)	(372,000)
Cash flows from investing activities:
Purchase of property and equipment	(293,000)	(112,000)
Net investment in other long-term assets	(2,000)	(4,000)
Proceeds from sale of securities	71,000
Proceeds from sale of discontinued operations, net of expenses of $38,000	—	762,000
Net cash provided by (used in) investing activities	(224,000)	646,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,000	115,000
Net cash provided by financing activities	5,000	115,000
Net cash provided by discontinued operations	145,000	142,000
Net increase (decrease) in cash and cash equivalents	(1,839,000)	531,000
Cash and cash equivalents at beginning of year	2,617,000	2,086,000
Cash and cash equivalents at end of year	$778,000	$2,617,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income tax	$—	$—
Interest	$—	$—
Non-cash investing activity:
Short-term note receivable issued in connection with sale of discontinued operations	$—	$200,000

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	COMMON SHARES	STOCK AMOUNT	CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED (DEFICIT)	TOTAL SHAREHOLDERS’ EQUITY
October, 31, 2003	2,950,700	$295,000	$35,965,000	$(29,580,000)	$6,680,000
Stock issued through the employee stock purchase plan	42,668	4,000	105,000		109,000
Stock options exercised	2,223	1,000	5,000		6,000
Net loss				(1,872,000)	(1,872,000)
October 31, 2004	2,995,591	$300,000	$36,075,000	$(31,452,000)	$4,923,000
Stock based compensation			1,000		1,000
Stock issued through the employee stock purchase plan	1,942		2,000		2,000
Stock options exercised	1,000		3,000		3,000
Additional shares due to rounding related to reverse stock split	214				—
Net loss				(2,375,000)	(2,375,000)
October 31, 2005	2,998,747	$300,000	$36,081,000	$(33,827,000)	$2,554,000

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2005 and 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PPT VISION, Inc. (the Company) designs, manufactures, and markets camera-based intelligent systems for automated inspection in manufacturing applications. The Company’s products, commercially known as machine vision systems, enable manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s machine vision product line is sold on a global basis to end-users, system integrators, distributors and original equipment manufacturers (OEMs) primarily in the electronic and semiconductor component, automotive, medical device, and packaged goods industries.

DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2004, the Company implemented a revised operating strategy which called for a total focus of our resources on our core 2D machine vision business.  Accordingly, in the fourth quarter of fiscal 2004 we initiated and completed the sale of our 3D business unit, and all related patents, intellectual property, inventory and equipment.  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of our 3D business and these results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Operations.”  Our continuing operations represent our 2D business only.  All of the financial information in the financial statements and notes to the financial statements have been revised to reflect only the results of our continuing operations.  See Note 15 in the Notes to Financial Statements.

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

The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue is less than 10% of total revenues for each of the years ended October 31, 2005 and 2004.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less.  The Company deposits its cash in high credit quality financial institutions.  The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due net 30 days.  Accounts receivable over 60 days are considered past due.  The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $60,000 and $81,000 at October 31, 2005 and 2004, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (“FIFO”) basis.

PROPERTY AND EQUIPMENT

Property and equipment consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset ranging from two to ten years and for tax purposes over five and ten years using accelerated and straight-line methods.  When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period.  Maintenance and repairs are expensed as incurred; significant improvements are capitalized. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, or the estimated useful life of the assets.

INTANGIBLE ASSETS

Intangible assets include patents and trademarks and are amortized using the straight-line method over their respective estimated useful lives of 5 to 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company believes that there has not been any impairment of long-lived assets as of October 31, 2005.

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

ADVERTISING EXPENSE

Advertising expense is expensed as incurred.  Advertising expense was $38,000 and $40,000 for the years ended October 31, 2005 and 2004, respectively.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.   The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.  The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost has been recognized with respect to stock options related to SFAS No. 148.

During fiscal 2005, the Company granted 2,500 of seven-year options outstanding to purchase shares of the Company’s common stock to a consultant with an exercise price of $1.43 per share.  Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete.  The Company recorded an expense of $1,000 for the year ended October 21, 2005 in accordance with EITF 96-18.

Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

FISCAL YEAR ENDED| OCTOBER 31,		2005	2004
Net loss	Reported	$(2,375,000)	$(1,872,000)
	Pro forma	$(2,552,000)	$(2,061,000)
Basic and diluted loss per share	Reported	$(0.79)	$(0.63)
	Pro forma	$(0.85)	$(0.69)

Stock based compensation - as reported	$1,000	—
Stock based compensation - pro forma	$177,000	$189,000

The pro forma amounts may not be representative of the effects on reported net loss for future years.  The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

FISCAL YEAR ENDED OCTOBER 31,	2005	2004
Risk free interest rates	4.0%	4.0%
Expected lives	7 Years	7 Years
Expected volatility	221%	156%
Expected dividends	0%	0%

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning November 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of the Variable Interest Entities” (FIN 46R). Fin 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities for the years ended October 31, 2005 and 2004 and has an accumulated deficit of $33.8 million at October 31, 2005. During fiscal year 2004, we sold our 3D business for $1.0 million.  All of this cash had been received by the end of the first quarter of fiscal 2005.  The sale of this business unit has reduced our ongoing operating expenses.  As of October 31, 2005, we had a cash balance of approximately $778,000.

Because we have working capital of $2.0 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners, or customer-sponsored research and development projects. The Company believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2006. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

NOTE 3:  INVENTORIES

As of October 31, inventories consist of the following:

	2005	2004
Manufactured and purchased parts	$454,000	$828,000
Work-in-process	34,000	105,000
Finished goods	2,000	44,000
Totals	$490,000	$977,000

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

NOTE 4:  PROPERTY AND EQUIPMENT

At October 31, furniture, fixtures and equipment consisted of the following:

	2005	2004
Equipment	$3,581,000	$3,666,000
Leasehold improvements	140,000	—
Furniture and fixtures	503,000	557,000
	4,224,000	4,223,000
Less accumulated depreciation	(3,786,000)	(3,900,000)
Totals fixed assets	$438,000	$323,000

Depreciation expense for continuing operations was $180,000 and $371,000 for the years ended October 31, 2005 and 2004, respectively.  During fiscal 2005 and 2004, the Company wrote-off fully depreciated properties that were no longer in use.

NOTE 5:  INTANGIBLE ASSETS

Intangible assets at October 31, 2005 and October 31, 2004, consisted of the following:

	2005	2004
Patent and trademark	$610,000	$609,000
Less accumulated amortization	(542,000)	(500,000)
Totals intangible assets	$68,000	$109,000

Patent and trademark costs are amortized over five to ten years.  Amortization expense was approximately $42,000 and $47,000 in the years ended October 31, 2005 and 2004, respectively.  Amortization expense for fiscal 2006, 2007 and 2008 is expected to be approximately $50,000, $9,000 and $9,000, respectively.

NOTE 6:  OTHER ASSETS

Other assets at October 31, 2005 and October 31, 2004 were $22,000 and $53,000, respectively. Other assets represent an investment of in the common stock of Electro-Sensors, Inc. a related party shareholder of the Company. The Company’s percentage ownership is less than 1% of Electro-Sensors, Inc. outstanding common stock. There are no commitments or obligations associated with this investment.  This investment is carried at cost which approximates market. During the third quarter of fiscal 2005, the Company sold 13,000 shares of Electro-Sensors, Inc. common stock, resulting in gross proceeds of $71,000.  At October 31, 2005 the Company owned 9,500 shares of Electro-Sensors, Inc. common stock.

NOTE 7: ACCRUED EXPENSES

Accrued expenses at October 31, include:

	2005	2004
Employee stock purchase plan payroll deductions	$11,000	$32,000
Accrued compensation	40,000	75,000
Professional Services	52,000	48,000
Restructuring Costs	107,000	—
Accrued rent	—	317,000
Taxes and other	13,000	41,000
Totals	$223,000	$513,000

Restructuring Costs:

The components of the restructuring charges associated with the lease termination fee and miscellaneous remaining expenses follow:

2005
Restructuring costs	$390,000
Payments	(283,000)
Ending balance	$107,000

NOTE 8: OPERATING LEASES

In the second quarter of Fiscal 2005, the Company implemented an amended lease in respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms signed on April 29, 2005, the Company received a reduction in its base rental rates and its facility shrank from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent.  The Company also agreed to pay a $240,000 lease termination fee, which was accrued in the second quarter of fiscal 2005, in equal monthly installments over a 12 month period which started on May 1, 2005 and extend the current lease term by two years through May, 2011.  The Company also terminated its leased space for its regional sales and support office in Michigan effective December 31, 2005. Rent expense for all leased property was $507,000 and $714,000 for the years ended October 31, 2005 and 2004, respectively.

Minimum future rental payments due under non-cancelable operating lease agreements are as follows (amounts exclude required payments for common area maintenance expenses):

2006	$304,000
2007	293,000
2008	293,000
2009	305,000
2010	321,000
2011 and thereafter	202,000
Total	$1,718,000

NOTE 9: INCOME TAXES

The provision for income taxes (continuing and discontinued operations) differs from the statutory U.S. federal tax rate of 34% applied to net loss before income taxes for the years ended October 31, as follows:

	2005	2004
Expected tax benefit at statutory rate	$(800,000)	$(630,000)
State income tax benefit, net of federal tax effect	(40,000)	(100,000)
Tax credits and other	(3,000)	25,000
Expiring loss carryforwards	250,000	320,000
Increase in valuation allowance	593,000	385,000
Total income tax expense (benefit)	$—	$—

Based on an increase in the valuation allowance for each of the years ended October 31, 2005 and 2004, no benefit for income taxes is applicable for either continuing or discontinued operations.

Deferred tax assets are comprised of the following at October 31:

OCTOBER 31,	2005	2004
Depreciation and amortization	$244,000	$80,000
Net operating loss carryforwards	10,016,000	9,629,000
Income tax credits	1,263,000	1,263,000
Inventory allowances	147,000	119,000
Other	201,000	187,000
Total deferred tax assets before valuation allowance	11,871,000	11,278,000
Less valuation allowance	(11,871,000)	(11,278,000)
Net deferred tax asset	$—	$—

At October 31, 2005, the Company has available federal net operating loss, state net operating loss and tax credit carryforwards for income tax purposes of approximately $28.4 million, $8.9 million and $1.3 million, respectively. These carryforwards expire in the years ending October 31, 2006 through October 31, 2025.  The amount of the federal net operating loss carryforwards that expire in the next five fiscal years are $50,000 $152,000, $0, $16,000 and $0, respectively.  Approximately $26,000, $41,000, $39,000, $43,000 and $25,000 of the tax credit carryforwards expire in each of the next five fiscal years.

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

STOCK OPTION PLANS

Under the Company’s 2000 Stock Option Plan, 1988 Stock Option Plan and 1997 Stock Option Plan the Company may issue options to purchase up to 550,000 shares of common stock to employees and directors. Options are granted at the fair market value on the date of grant. The granting of options and their vesting is within the discretion of the Company’s Board of Directors.

A summary of stock options issued and outstanding under these plans is as follows:

	NUMBER OF SHARES	WEIGHTED AVG. OPTION PRICE
Balance at October 31, 2003	250,696	$8.28
Granted	35,253	$5.50
Cancelled	(25,604)	$12.83
Exercised	(2,223)	$2.94
Balance at October 31, 2004	258,122	$7.50
Granted	148,075	$1.69
Cancelled	(50,429)	$8.68
Exercised	(1,000)	$2.60
Balance at October 31, 2005	354,768	$4.92

Exercisable Options at:
October 31, 2004	170,696	$9.06
October 31, 2005	176,750	$7.77

In fiscal year 2002, pursuant to an option exchange program approved by the Company’s Board of Directors, the Company allowed employees to cancel any or all of their current stock options which were issued pursuant to the 1988 or 1997 plans and which had exercise prices of $20 per share or greater in exchange for a grant of the same number of stock options cancelled in six months and one day from the date of cancellation at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Under this program, 52,913 stock options were voluntarily cancelled at a weighted average option price of $27.52 and 52,913 stock options were subsequently granted at an option price of $3.60. This option exchange resulted in variable accounting for 6,250 of the stock options granted under the program. Variable accounting will continue until all stock options subject to variable accounting are exercised, cancelled or forfeited.  In fiscal year ended October 31, 2005, 13,000 stock options remain under variable accounting treatment. There was no expense related to this variable accounting treatment in fiscal 2005 or fiscal 2004.

The estimated weighted average grant-date fair value of stock options granted is as follows: 2005 —$1.47, and 2004 – $5.53.

The following table summarizes stock options outstanding and exercisable at October 31, 2005.

	OUTSTANDING			EXERCISABLE
Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$ 1.11 - $1.70	143,750	6.56	$1.64	0	$0
$ 2.48 - $3.60	108,650	4.11	$3.05	88,465	$3.12
$ 4.36 - $6.44	42,052	4.15	$5.48	28,677	$5.51
$ 7.52 - $9.76	7,125	2.60	$8.81	7,042	$8.83
$ 11.60 - $15.50	34,816	1.19	$14.68	34,191	$14.72
$ 18.75 - $24.75	18,375	1.24	$20.34	18,375	$20.34
	354,768	4.64	$4.92	176,750	$7.77

During October 31, 2005 and 2004 there were no warrants outstanding.

EMPLOYEE STOCK PURCHASE PLAN

In March 2005, shareholders approved the adoption of the 2005 Employee Stock Purchase Plan (the “2005 Plan”) to replace the earlier 2000 Employee Stock Purchase Plan which, by its terms, expired during 2005. The 2005 Plan authorizes the issuance of up to 100,000 shares of common stock. Under the terms of the 2005 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each annual offering period.

NOTE 11: EMPLOYEE SAVINGS PLAN

The Company provides a supplementary retirement savings plan that is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifty percent of their monthly earnings on a pre-tax basis, subject to annual contribution limitations. The Company made matching contributions of one dollar for each dollar contributed by each Plan participant up to a maximum of $500 annually for fiscal years ended October 31, 2005 and 2004.

The Company’s contributions under this program were approximately $20,000, and $25,000 for the years ended October 31, 2005, and 2004.  In fiscal 2005 and 2004, $9,000 and $5,000, respectively of contributions were funded from accumulated forfeitures and $11,000 and $20,000, respectively was expensed by the Company.

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

	2005	2004
Loss from continuing operations	$(2,320,000)	$(1,067,000)
Loss from discontinued operations	(55,000)	(805,000)
Net loss	$(2,375,000)	$(1,872,000)
Weighted average shares outstanding – basic and diluted	2,997,329	2,969,393
Basic and diluted loss per share:
Continuing operations	$(0.77)	$(0.36)
Discontinued operations	$(0.02)	$(0.27)
Net loss per share	$(0.79)	$(0.63)

For the years ended October 31, 2005, and 2004, options to purchase 354,768, and 258,122 shares of the Company’s common stock, respectively. As the Company had a net loss, the inclusion of the aforementioned shares would have been anti-dilutive.

NOTE 14: CUSTOMER AND GEOGRAPHIC INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

During fiscal 2005 revenue from one customer accounted for 12% of net revenues. During fiscal 2004 revenue from two customers accounted for 23% and 10% of net revenues.

At October 31, 2005, two customers accounted for 19% and 12% of total accounts receivable. At October 31, 2004 two customers accounted for 16% and 11% of total accounts receivable.

CUSTOMER GEOGRAPHIC DATA

United States and export sales by geographic region as a percentage of net revenues at October 31 are as follows:

	2005	2004
United States	46%	41%
Europe & Canada	27%	20%
Asia-Pacific	24%	38%
South America	3%	1%
	100%	100%

NOTE 15: DISCONTUNUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business.  In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, and all related patents, intellectual property, inventory and equipment.  The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years.  As of fiscal year end October 31, 2005, no royalties have been received.  As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation.  Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “loss from discontinued operations.”

The following are condensed statements of operations and net assets of the discontinued operation:

Statements of Operations

	2005	2004
Revenues	$169,000	$1,939,000
Cost of revenues	56,000	378,000
Gross profit	113,000	1,561,000
Total operating expenses	168,000	1,327,000
Net income or loss from operation of 3D business	$(55,000)	$234,000

Sale price		$1,000,000
Less costs and expenses:
Inventories		$260,000
Property and equipment, net		46,000
Intangible assets, net		1,707,000
Severance costs		25,000
Legal and travel costs		13,000
Total costs of sale		2,051,000
Net loss on sale		$1,051,000

The only asset of the discontinued 3D business as of October 31, 2004 was a receivable from the purchaser of the business in the amount of $200,000.  This amount was received by the Company in the first quarter of fiscal 2005.