Form 10QSB
period 2006-01-31
PPT VISION INC
filed 2006-02-24
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2006

Commission File Number 0-11518

PPT VISION, INC.

(Exact name of Small Business Issuer as specified in its charter)

MINNESOTA	41-1413345
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12988 Valley View Road	55344
Eden Prairie, Minnesota	(Zip Code)
(Address of principal executive offices)

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

Shares of $.10 par value common stock outstanding at February 21, 2006: 2,998,747

PPT VISION, INC.

BALANCE SHEETS

	January 31, 2006	October 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$519,000	$778,000
Accounts receivable, net	1,403,000	1,197,000
Inventories:
Manufactured and purchased parts	445,000	454,000
Work-in-process	35,000	34,000
Finished goods	4,000	2,000

Total inventories	484,000	490,000
Other current assets	146,000	160,000

Total current assets	2,552,000	2,625,000

Fixed assets, net	406,000	438,000
Intangible assets	61,000	68,000
Other assets	22,000	22,000

Total assets	$3,041,000	$3,153,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$495,000	$367,000
Accrued expenses	178,000	223,000
Deferred revenue — customer advances	17,000	9,000

Total current liabilities	690,000	599,000

Shareholders’ equity
Common stock	300,000	300,000
Capital in excess of par value	36,082,000	36,081,000
Accumulated deficit	(34,031,000)	(33,827,000)

Total shareholders’ equity	2,351,000	2,554,000

Total liabilities and shareholders’ equity	$3,041,000	$3,153,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,

	2005	2006

Revenues	$1,582,000	$1,525,000
Cost of revenues	702,000	729,000
Gross profit	880,000	796,000

Expenses:
Sales and marketing	559,000	686,000
General and administrative	236,000	291,000

Research and development	329,000	374,000

Total expenses	1,124,000	1,351,000

Interest and other income	40,000	9,000

Loss from continuing operations	(204,000)	(546,000)

Loss from discontinued operations	—	(64,000)

Net loss	$(204,000)	$(610,000)

Per share data:
Weighted average basic shares outstanding	2,999,000	2,996,000

Weighted average diluted shares outstanding	2,999,000	2,996,000

Basic and diluted loss per common share

Loss from continuing operations	$(0.07)	$(0.18
			)
Loss from discontinued operations	$—	$(0.02
			)

Net loss	$(0.07)	$(0.20)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	January 31, 2006	January 31, 2005

Net loss	$(204,000)	$(610,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	1,000	—
Depreciation and amortization	44,000	66,000
Loss from discontinued operations	—	55,000

Change in assets and liabilities:
Accounts receivable	(206,000)	466,000
Inventories	6,000	(196,000)
Other current assets	14,000	22,000
Accounts payable	128,000	(192,000)
Accrued expenses	(45,000)	(33,000)
Deferred revenue - customer advances	8,000	(27,000)

Total adjustments	(50,000)	161,000

Net cash used in operating activities	(254,000)	(449,000)

Cash flows from investing activities:
Purchase of fixed assets	(5,000)	(22,000)

Net cash used in investing activities	(5,000)	(22,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	3,000

Net cash provided by financing activities	—	3,000

Net cash provided by discontinued operations	—	105,000

Net decrease in cash and cash equivalents	(259,000)	(363,000)

Cash and cash equivalents at beginning of year	778,000	2,617,000

Cash and cash equivalents at end of period	$519,000	$2,254,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

January 31, 2006

(UNAUDITED)

NOTE A — DESCRIPTION OF BUSINESS

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

The Balance Sheet at October 31, 2005 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2005 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2005.

NOTE C — REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories.  The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale.  Revenue related to application engineering, product development and customer training services is recognized when the services are performed.  Service revenue is less than 10% of total revenues for the three-months ended January 31, 2006 and 2005.

NOTE D — LIQUIDITY AND CAPITAL RESOURCES

The Company had a loss from continuing operations for the three months ended January 31, 2006 of $204,000.  Cash used in operations was $254,000 for the three months ended January 31, 2006.  Effective May 1, 2005, the Company finalized an agreement with its current landlord to restructure the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms, the Company received a reduction in its base rental rates and its leased facility decreased from approximately 64,000 square feet to approximately 35,000 square feet, resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid and capitalized $140,000 for certain leasehold improvements associated with the reconfigured space which will be amortized over the revised lease term and also paid approximately $300,000 in accrued deferred rent.  The Company also agreed to pay a $240,000 lease termination fee (which was expensed) in equal monthly installments over a twelve-month period that started on May 1, 2005 and to extend the current lease term by two years through May, 2011.

The Company closed on a $400,000 private placement of common stock on February 17, 2006 in an effort to further strengthen its balance sheet and provide for future working capital requirements.  The private placement was funded by the Company’s current largest shareholder, Mr. Peter R. Peterson.  In the private placement, the Company issued 800,000 shares of common stock at a price of $0.50 per share.  The Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through fiscal 2006.

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

NOTE E — LOSS PER SHARE

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

At January 31, 2006, options to purchase 331,330 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  At January 31, 2005, options to purchase 243,580 shares and warrants to purchase

6,250 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

NOTE F — STOCK-BASED COMPENSATION

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

During fiscal 2005, the Company granted 2,500 of seven-year options to purchase shares of the Company’s common stock to a consultant with an exercise price of $1.43 per share.  Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete.  The Company recorded an expense of $1,000 for the three months ended January 31, 2006 in accordance with EITF 96-18.

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

Three Months Ended January 31,		2006	2005
Net loss	As reported	$(204,000)	$(610,000)
	Pro forma	$(248,000)	$(637,000)

Stock based compensation	As reported	$1,000	$—
	Pro forma	$(44,000)	$(27,000)

Basic and diluted loss per share	As reported	$(0.07)	$(0.20)
	Pro forma	$(0.08)	$(0.21)

For Periods Ended January 31,	2006	2005
Risk free interest rates	N/A	4.0%
Expected lives	N/A	6 years
Expected volatility	N/A	115%
Expected dividends	N/A	0%

NOTE G — CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three months ended January 31, 2006 and 2005:

Three Months Ended January 31	2006	2005
United States	39%	51%
Europe and Canada	34%	30%
Asia-Pacific	27%	18%
South America	0%	1%
	100%	100%

In the three-month period ended January 31, 2006, revenues from one customer represented approximately 18% of total revenue.  In the three-month period ended January 31, 2005, revenues from two customers each represented approximately 14% of the total revenue.

NOTE H — NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The adoption of SFAS No. 151 did not have a material effect on the Company’s financial statements.

NOTE I — DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business.  In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, together with all the related patents, intellectual property, inventory and equipment.  The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years.  The royalties, which will be recorded as a part of discontinued operations, are anticipated to be minimal, if any.  To date there have been no royalties.  As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation.  Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “loss from discontinued operations.”  Below is a Condensed Statement of Operations for the discontinued operations for the three month periods ended January 31, 2005 and 2006.

Condensed Statement of Operations	Quarter Ended January 31, 2006	Quarter Ended January 31, 2005
Revenues	—	$169,000
Cost of revenues	—	56,000
Gross profit	—	113,000
Total operating expenses	—	177,000
Loss from discontinued Operations	$—	$(64,000)

Assets	January 31, 2006	October 31, 2005
Accounts receivable	$—	$—

NOTE J — RESTRUCTURING ACTIONS

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

An analysis of the components of the restructuring charge related to these restructuring actions is as follows:

Lease termination fee and related costs	$280,000
Michigan office closure costs	60,000
Severance costs	50,000
Total nonrecurring charge	$390,000
Less: Payment through January 31, 2006	(350,000)
Amount included in accrued expenses at January 31, 2006	$40,000

NOTE K — SUBSEQUENT EVENT

The Company closed on a $400,000 private placement of common stock on February 17, 2006 in an effort to further strengthen its balance sheet and provide for future working capital requirements.  The private placement was funded by the Company’s current largest shareholder, Mr. Peter R. Peterson.  In the private placement, the Company issued 800,000 shares of common stock at a price of $0.50 per share.

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

The Company’s revenues increased 4% to $1,582,000 during the first quarter ended January 31, 2006 compared to sales of $1,525,000 in the prior year’s first quarter.  The Company’s loss from continuing operations for the quarter ended January 31, 2006 decreased to $204,000 or $.07 per share compared to $546,000 or

$.18 per share in the prior year’s period.  The increase in revenues in the first quarter resulted in increased sales of our IMPACT product line.  During the first quarter of fiscal year 2006 approximately 80% of revenue was IMPACT related compared to 69% of revenue during the same period of fiscal year 2005.

During the fiscal 2006 first quarter, revenues from outside the United States accounted for 61% of revenues compared to 49% in the first quarter of fiscal 2005.

Total operating expenses for the three-month period ending January 31, 2006 were $1,124,000, a 17% decrease in comparison to total operating expenses of $1,351,000 in the prior year’s first quarter. This reduction in operating expenses reflect the effect of the restructuring actions implemented in the second quarter ending April 30, 2005 as described in Note J.

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

Services revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed.  Service revenue is less than 10% of total revenues for the three months ended January 31, 2006 and 2005.

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

RESULTS OF OPERATIONS

Revenues

Net revenues increased 4% to $1,582,000 for the three-month period ended January 31, 2006, compared to net revenues of $1,525,000 for the same period in fiscal 2005. Unit sales of the Company’s machine vision systems increased to 255 for the first quarter of fiscal 2006 versus 221 for the same period in fiscal 2005.  In the three-month period ended January 31, 2006, revenues from one customer represented approximately 18% of total revenue.  In the three-month period ended January 31, 2005, revenues from two customers each represented approximately 14% of total revenue.

The increase in revenues in the first quarter resulted in increased sales of our IMPACT product line.  During the first quarter of fiscal year 2006 approximately 80% of revenue was IMPACT related compared to 69% of revenue during the same period of fiscal year 2005.

During the fiscal 2006 first quarter, revenues from outside the United States accounted for 61% of revenues compared to 49% in the fiscal 2005 first quarter.

We will continue to experience fluctuating quarter-over-quarter revenue comparisons as we transition almost exclusively to product development and sales of the IMPACT family of products.  Revenue trends may also be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit increased 11% to $880,000 for the three-month period ended January 31, 2006, compared to $796,000 for the same period in fiscal 2005.  As a percentage of net revenues, the gross profit for the first quarter of fiscal 2006 increased to 56% compared to 52% in the same period of fiscal 2005.  The increase in gross margin is a reflection of the increase in revenues along with the fact that the majority of our revenue in 2006 related to our IMPACT product line which has a higher gross margin than our older product lines.  Now that a majority of the Company’s revenues consist of its newer, higher gross margin, IMPACT product line, it is expected that future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses decreased 19% to $559,000 for the three-month period ended January 31, 2006 compared to $686,000 for the same period in fiscal 2005.  As a percentage of net revenues, sales and marketing expenses decreased to 35% for the first quarter of fiscal 2006 compared to 45% for the same period in fiscal 2005.  The Company expects sales and marketing expenses in absolute dollars to remain relatively flat for the remainder of fiscal 2006. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 19% to $236,000 for the three-month period ended January 31, 2006, compared to $291,000 for the same period in fiscal 2005.  As a percentage of net revenues, general and administrative expenses decreased to 15% for the first quarter of fiscal 2006 versus 19% for the same period in fiscal 2005.  The Company expects general and administrative expenses to remain relatively flat during fiscal 2006.

Research and development expenses decreased 12% to $329,000 for the three-month period ended January 31, 2006, compared to $374,000 for the same period in fiscal 2005.  As a percentage of net revenues, research and development expenses decreased to 21% for the first quarter of fiscal 2006, compared to 25% for the first quarter of fiscal 2005.  Again, the Company expects research and development expenses to remain relatively flat during fiscal 2006.

The Company did not record an income tax benefit or expense for the three month periods ended January 31, 2006 or 2005.

The Company’s net loss from continuing operations for the first quarter of fiscal 2006 decreased from year-ago levels to $204,000 or 7 cents per share, as compared with a loss of $546,000 or 18 cents per share for the same period in fiscal 2005.  There were approximately 3.0 million shares outstanding during the three month periods in fiscal 2006 and 2005.

The results of our discontinued operations resulted in no loss for the first quarter of fiscal 2006 and a loss of $64,000 or $0.02 per share in the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------

At January 31, 2006 the Company had cash balances of $519,000, working capital of approximately $1.9 million and no long-term debt.

In the first quarter of fiscal 2006 the Company incurred a net loss from continuing and discontinued operations of $204,000 which included non-cash charges related to depreciation and amortization of $44,000.  The net loss for the quarter decreased $406,000 from the $610,000 loss reported in the first quarter of fiscal 2005.  For the quarter ended January 31, 2006, cash used in operating activities was $254,000.  The decrease in cash used in operations during fiscal 2006 relates to the Company’s second quarter corporate restructuring actions.  The Company finalized an agreement with its current landlord to restructure the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota.  Under the amended lease terms, the Company received a reduction in its base rental rates and its leased facility decreased from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter.  In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent. The Company expects that the restructuring actions will reduce operating expenses by approximately $1.2 million annually.  Future building rent commitments for the next five years are as follows:

Three Months ended Jan 31,	2006	$71,000
Feb 1, 2006 through Oct 31,	2006	214,000
	2007	285,000
	2008	285,000
	2009	299,000
	2010	313,000
	2011 and thereafter	202,000
	Total	$1,669,000

The Company has been using its existing cash and cash equivalents to fund the cash needs of its operating activities.  The Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through fiscal 2006.  The Company closed on a $400,000 private placement of common stock on February 17, 2006 in an effort to further strengthen its balance sheet and provide for future working capital requirements.  The private placement was funded by the Company’s current largest shareholder, Mr. Peter R. Peterson.  In the private placement, the Company issued 800,000 shares of common stock at a price of $0.50 per share.

We are carefully monitoring our cash position and evaluating the need for additional capital to enable us to achieve our short and long-term objectives.  If there was a need for additional capital, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners, or customer-sponsored research and development projects. The avenues that we take to satisfy our potential capital requirements will depend in large part on the level of our revenues, and we will evaluate these alternatives as we obtain better visibility of our revenue expectations.

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

As of January 31, 2006, the Company had no outstanding debt.

Working capital decreased 8% to $1,861,000 at January 31, 2006 from $2,026,000 at October 31, 2005.  The Company financed its operations during the first three months of fiscal 2006 through existing cash and cash equivalents.  Net cash used in operating activities during the first three months of fiscal 2006 was $254,000.  Accounts receivable increased $206,000 and inventories decreased $6,000 during the first three months of fiscal 2006.  Accounts payable increased by $128,000 while accrued expenses decreased by $45,000, respectively.

Net cash used in investing activities was $5,000 during the three months ended January 31, 2006 and related to fixed asset additions.  This compares with $22,000 in fixed asset additions for the same period in fiscal 2005.  The Company expects that fixed asset additions for the remaining quarters of fiscal 2006 to continue at approximately the same rate as the first quarter of fiscal 2006.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2006 due to the short maturities of these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

-----------------------------

Information regarding new accounting pronouncements is included in the Notes to Condensed Financial Statements.

FORWARD LOOKING STATEMENTS

--------------------------

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

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements.  These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties.  A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the year ended October 31, 2005 and other reports filed with the Securities and Exchange Commission.

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

PART II.	OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

None.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:	OTHER INFORMATION

.	None

Item 6:	EXHIBITS

(a)	The following exhibits are included herein:

31.1	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

32.1	Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: February 24, 2006

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer