Form 10-Q/A
period 2006-01-31
PPT VISION INC
filed 2006-05-19
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act. Yes ☐  No ☒

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

Amendment of Form 10-Q

In converting to EDGAR format and transmitting to the Securities and Exchange Commission the Form 10-Q for PPT Vision, Inc. for the quarter ended January 31, 2006, the third party service provider engaged by PPT Vision inadvertently switched the column headings for the 2005 and 2006 Statement of Operations. This Form 10-Q/A corrects that error.

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	January 31,
	2006	2005
Revenues	$1,582,000	$1,525,000
Cost of revenues.	702,000	729,000

Gross profit	880,000	796,000

Expenses:
Sales and marketing	559,000	686,000
General and administrative	236,000	291,000
Research and development	329,000	374,000
Total expenses	1,124,000	1,351,000

Interest and other income	40,000	9,000

Loss from continuing operations	(204,000)	(546,000)

Loss from discontinued operations	—	(64,000)
Net loss	$(204,000)	$(610,000)

Per share data:
Weighted average basic shares outstanding	2,999,000	2,996,000
Weighted average diluted shares outstanding	2,999,000	2,996,000
Basic and diluted loss per common share
Loss from continuing operations	$(0.07)	$(0.18)
Loss from discontinued operations	$—	$(0.02)
Net loss	$(0.07)	$(0.20)

See accompanying notes to condensed financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.
Date: May 19, 2006

/s/ Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer