Form 10QSB
period 2006-04-30
PPT VISION INC
filed 2006-06-14
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006

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

Shares of $.10 par value common stock outstanding at May 30, 2006: 3,798,747

INDEX

PPT VISION, INC.

Part I.	Financial Information

Item 1.	Financial Statements

Balance Sheets as of April 30, 2006 and October 31, 2005

Statements of Operations for the Three and Six Months Ended April 30, 2006 and April 30, 2005

Statements of Cash Flows for the Six Months Ended April 30, 2006 and April 30, 2005

Notes to Condensed Financial Statements — April 30, 2006

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PPT VISION, INC.
BALANCE SHEETS

	April 30, 2006	October 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$647,000	$778,000
Accounts receivable, net	1,370,000	1,197,000
Inventories:
Manufactured and purchased parts	415,000	454,000
Work-in-process	25,000	34,000
Finished goods	8,000	2,000
Total inventories	448,000	490,000
Other current assets	123,000	160,000
Total current assets	2,588,000	2,625,000
Fixed assets, net	395,000	438,000
Intangible assets	54,000	68,000
Other assets	—	22,000
Total assets	$3,037,000	$3,153,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$419,000	$367,000
Accrued expenses	139,000	223,000
Deferred revenue — customer advances	12,000	9,000
Total current liabilities	570,000	599,000
Shareholders’ equity
Common stock	380,000	300,000
Capital in excess of par value	36,402,000	36,081,000
Accumulated deficit	(34,315,000)	(33,827,000)
Total shareholders’ equity	2,467,000	2,554,000
Total liabilities and shareholders’ equity	$3,037,000	$3,153,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues	$1,408,000	$1,567,000	$2,990,000	$3,092,000
Cost of revenues	672,000	803,000	1,374,000	1,532,000
Gross profit	736,000	764,000	1,616,000	1,560,000
Expenses:
Sales and marketing	543,000	659,000	1,102,000	1,345,000
General and administrative	249,000	269,000	485,000	560,000
Research and development	357,000	336,000	686,000	710,000
Restructuring charges	—	390,000	—	390,000
Total expenses	1,149,000	1,654,000	2,273,000	3,005,000

Interest and other income	129,000	20,000	169,000	20,000

Loss from continuing operations	(284,000)	(870,000)	(488,000)	(1,425,000)
Loss from discontinued operations	—	—	—	(55,000)
Net loss	$(284,000)	$(870,000)	$(488,000)	$(1,480,000)

Per share data:
Weighted average basic shares outstanding	3,655,000	2,997,000	3,321,000	2,996,000
Weighted average diluted shares outstanding	3,655,000	2,997,000	3,321,000	2,996,000
Basic and diluted loss per common share
Loss from continuing operations	$(0.08)	$(0.29)	$(0.15)	$(0.47)
Loss from discontinued operations	$—	$—	$—	$(0.02)
Net loss	$(0.08)	$(0.29)	$(0.15)	$(0.49)

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	April 30, 2006	April 30,2005
Net loss	$(488,000)	$(1,480,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	1,000	—

Depreciation and amortization	86,000	127,000
Gain on sale of securities	(72,000)	—
Change in allowance for doubtful accounts	(5,000)	—

Change in assets and liabilities:
Accounts receivable	(168,000)	601,000
Inventories	42,000	(12,000)
Other current assets	37,000	81,000
Accounts payable	52,000	(505,000)
Accrued expenses	(84,000)	(55,000)
Deferred revenue - customer advances	3,000	(42,000)
Total adjustments	(108,000)	195,000
Net cash used in operating activities-continuing operations	(596,000)	(1,285,000)
Net cash used in operating activities-discontinued operations	—	55,000
Net cash used in operating activities	(596,000)	(1,230,000)
Cash flows from investing activities:
Purchase of fixed assets	(29,000)	(36,000)
Net investment in other long-term assets	—	(142,000)
Proceeds from sale of security	94,000	—
Net cash provided by (used in) investing activities	65,000	(178,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	3,000
Proceeds from issuance of common stock	400,000	—
Net cash provided by financing activities	400,000	3,000
Net cash provided by discontinued operations	—	145,000
Net decrease in cash and cash equivalents	(131,000)	(1,260,000)
Cash and cash equivalents at beginning of year	778,000	2,617,000
Cash and cash equivalents at end of period	$647,000	$1,357,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 30, 2006
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

NOTE C - REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue was less than 10% of total revenues for the three and six months ended April 30, 2006 and 2005.

NOTE D - LIQUIDITY AND CAPITAL RESOURCES

The Company had a loss from continuing operations for the three and six months ended April 30, 2006 of $284,000 and $488,000, respectively. Cash used in operations was $596,000 for the six months ended April 30, 2006.

The Company closed on a $400,000 private placement of common stock on February 17, 2006 in an effort to further strengthen its balance sheet and provide for future working capital requirements. The private placement was funded by the Company’s current largest shareholder, Mr. Peter R. Peterson. In the private placement, the Company issued 800,000 shares of common stock at a price of $0.50 per share. The Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next twelve months.

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

NOTE E - LOSS PER SHARE

On March 10, 2005, the Company announced that its Board of Directors approved a 1-for-4 reverse split of its common stock effective as of the close of business on March 31, 2005 and the conversion to book-entry share registration also effective as of March 31, 2005. In connection with the reverse split, the Board of Directors also approved an amendment of the Company’s Articles of Incorporation to proportionately reduce the number of shares of common stock authorized from 20,000,000 shares to 5,000,000 shares. All share numbers presented in this report have been restated to give effect to the 1-for-4 reverse split.

At April 30, 2006, options to purchase 327,380 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. At April 30, 2005, options to purchase 217,103 shares and warrants to purchase 6,250 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

NOTE F - STOCK-BASED COMPENSATION

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

During fiscal 2005, the Company granted 2,500 of seven-year options to purchase shares of the Company’s common stock to a consultant with an exercise price of $1.43 per share. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded an expense of $0 and $1,000 for the three and six months ended April 30, 2006, respectively, in accordance with EITF 96-18.

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

Three Months Ended April 30,		2006	2005
Net loss	As reported	$(284,000)	$(870,000)
	Pro forma	$(322,000)	$(899,000)

Stock based compensation	As reported	$—	$—
	Pro forma	$(38,000)	$(29,000)

Basic and diluted loss per share	As reported	$(0.08)	$(0.29)
	Pro forma	$(0.09)	$(0.30)

Six Months Ended April 30,		2006	2005
Net loss	As reported	$(488,000)	$(1,480,000)
	Pro forma	$(569,000)	$(1,544,000)

Stock based compensation	As reported	$1,000	$—
	Pro forma	$(81,000)	$(64,000)

Basic and diluted loss per share	As reported	$(0.15)	$(0.49)
	Pro forma	$(0.17)	$(0.52)

For All Periods Ended April 30,	2006	2005
Risk free interest rates	4.0%	4.0%
Expected lives	7 years	6 years
Expected volatility	221%	115%
Expected dividends	0%	0%

NOTE G - CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three and six months ended April 30, 2006 and 2005:

Three Months Ended April 30	2006	2005
United States	44%	42%
Europe and Canada	11%	30%
Asia-Pacific	45%	26%
South America	0%	2%
	100%	100%

Six Months Ended April 30	2006	2005
United States	41%	46%
Europe and Canada	23%	30%
Asia-Pacific	36%	23%
South America	0%	1%
	100%	100%

In the three-month period ended April 30, 2006, revenues from three customers represented approximately 14%, 13% and 10% of total revenue, respectively. In the three-month period ended April 30, 2005, revenues from two customers represented approximately 14% and 12% of total revenue, respectively. In the six-month period ended April 30, 2006, revenues from one customer represented approximately 13% of the total revenue. In the six-month period ended April 30, 2005, revenues from two customers each represented approximately 11% of total revenue.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE I - DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business. In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, together with all the related patents, intellectual property, inventory and equipment. The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years. The royalties, which will be recorded as a part of other income in continued operations, are anticipated to be minimal, if any. For the three and six months ended April 30, 2006, a royalty payment of $53,000 was received. As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation. Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “loss from discontinued operations.” There was no discontinued operations for the three months ended April 30, 2006 and 2005. Below is a Condensed Statement of Operations for the discontinued operations for the six month periods ended April 30, 2006 and 2005.

Condensed Statement of Operations	Six-Month Ended April 30, 2006	Six-Month Ended April 30, 2005
Revenues	$—	$169,000
Cost of revenues	—	56,000
Gross profit	—	113,000
Total operating expenses	—	168,000
Income (loss) from discontinued operations	$—	$(55,000)

NOTE J - RESTRUCTURING ACTIONS

In the second quarter of fiscal 2005, the Company completed a three part corporate restructuring in an effort to bring the Company’s cost structure into closer alignment with current revenues. The first part of this plan involved the closing of the Company’s Michigan office. The functions of the Michigan office have been transferred to several of the Company’s system integration partners. The second part of the plan involved the restructuring of the Company’s lease obligation with respect to its headquarters facility in Eden Prairie, Minnesota. Under the amended lease terms signed on April 29, 2005, the Company received a reduction in its base rental rates and its leased facility decreased from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter. In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent The Company also paid a $240,000 lease termination fee, which was accrued in the second quarter of fiscal 2005, in equal monthly installments over a twelve-month period which started on May 1, 2005 and ended April, 2006. The amended lease terms also extended the current lease term by two years through May, 2011. The third part of the plan included other operating expense reductions primarily consisted of an approximately 15% workforce reduction. When taken together, the three parts of this restructuring resulted in a reduction of the Company’s total cost structure by over $1,200,000 per year.

An analysis of the components of the restructuring charge related to these restructuring actions is as follows:

Lease termination fee and related costs	$280,000
Michigan office closure costs	60,000
Severance costs	50,000
Total nonrecurring charge	$390,000
Less: Payment through April 30, 2006	(390,000)
Amount included in accrued expenses at April 30, 2006	$—

NOTE K - SALE OF ELECTRO-SENSORS, INC. COMMON STOCK

During the second quarter of fiscal 2006, the Company sold the remaining 9,500 shares of Electro-Sensors, Inc. common stock, resulting in gross proceeds of $94,000 and a net gain of $72,000 included in interest and other income on the statements of operations.

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

The Company’s revenues decreased 10% to $1,408,000 during the second quarter ended April 30, 2006 compared to sales of $1,567,000 in the prior year’s second quarter. The Company’s loss from continuing operations for the quarter ended April 30, 2006 decreased to $284,000 or $.08 per share compared to $870,000 or $.29 per share in the prior year’s period. The decrease in revenues from the second quarter of fiscal 2006 compared to the same period of fiscal 2005 resulted from decreased sales of our old product lines along with a slower than expected ramp up of sales of our new IMPACT product line. During the second quarter of fiscal year 2006 approximately 88% of revenue was IMPACT-related compared to 56% of revenue during the same period of fiscal year 2005. Overall, we had a 40% increase in dollar sales in our Impact revenue during the second quarter of 2006 compared to the same period in fiscal 2005.

Revenues decreased 3% to $2,990,000 during the six-month period ended April 30, 2006 compared to $3,092,000 during the prior year’s six-month period and the loss decreased to $488,000 or $0.15 per share compared to a loss of $1,480,000 or $0.49 per share in the prior year’s period.

During the fiscal 2006 second quarter, revenues from outside the United States accounted for 56% of revenues compared to 58% in the first quarter of fiscal 2005. During the first six months of fiscal 2006, revenues from outside the United States accounted for 59% compared to 54% in the first six months of fiscal 2005.

Total operating expenses for the three-month period ended April 30, 2006 were $1,149,000, a 31% decrease in comparison to total operating expenses of $1,654,000 in the prior year’s second quarter. The operating expenses for the six-month period ended April 30, 2006 were $2,273,000, a 24% decrease in comparison to total operating expenses of $3,005,000 in the prior year’s period. This reduction in operating expenses reflect the effect of the restructuring actions implemented in the second quarter ended April 30, 2005 as described in Note J.

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

Revenue Recognition

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Services revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed. Service revenue is less than 10% of total revenues for the three and six months ended April 30, 2006 and 2005.

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

RESULTS OF OPERATIONS

Revenues

Net revenues decreased 10% to $1,408,000 for the three-month period ended April 30, 2006, compared to net revenues of $1,567,000 for the same period in fiscal 2005. For the six-month period ended April 30, 2006, revenues decreased 3% to $2,990,000 from $3,092,000 for the same period in fiscal 2005. Unit sales of the Company’s machine vision systems increased to 305 for the second quarter of fiscal 2006 versus 191 for the same period in fiscal 2005. In the three-

month period ended April 30, 2006, revenues from three customers represented approximately 14%, 13% and 10% of total revenue, respectively. In the three-month period ended April 30, 2005, revenues from two customers represented approximately 14% and 12% of total revenue, respectively. In the six-month period ended April 30, 2006, revenues from one customer represented approximately 13% of total revenue. In the six-month period ended April 30, 2005, revenues from two customers each represented approximately 11% of total revenue.

The decrease in revenues in the second quarter of fiscal 2006 compared to the same period of fiscal 2005 resulted in decreased sales of our old product lines along with a slower than expected ramp up of sales of our new IMPACT product line through our new distributors. During the second quarter of fiscal year 2006 approximately 88% of revenue was IMPACT-related compared to 56% of revenue during the same period of fiscal year 2005. Overall, we had a 40% increase in dollar sales in our Impact revenue during the second quarter of 2006 compared to the same period in fiscal 2005.

During the second quarter of fiscal 2006, revenues from outside the United States accounted for 56% of revenues compared to 58% in the fiscal 2005 second quarter. During the first six months of fiscal 2006, revenues from outside the United States accounted for 59% compared to 54% in the first six months of fiscal 2005.

We will continue to experience fluctuating quarter-over-quarter revenue comparisons as we transition almost exclusively to product development and sales of the IMPACT family of products. Revenue trends may also be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit decreased 4% to $736,000 for the three-month period ended April 30, 2006, compared to $764,000 for the same period in fiscal 2005. For the six-month period ended April 30, 2006, gross profit increased 4% to $1,616,000 from $1,560,000 for the same period in fiscal 2005. As a percentage of net revenues, the gross profit for the second quarter of fiscal 2006 increased to 52% compared to 49% in the same period of fiscal 2005. For the six-month period ended April 30, 2006, gross profit as a percentage of net revenue increased to 54% compared 50% in the same period of fiscal 2005. The increase in gross margin is a reflection that the majority of our revenue in 2006 related to our IMPACT product line which has a higher gross margin than our older product lines. With a majority of the Company’s revenues consisting of its newer, higher gross margin, IMPACT product line, it is expected that future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses decreased 18% to $543,000 for the three-month period ended April 30, 2006 compared to $659,000 for the same period in fiscal 2005. For the six-month period ended April 30, 2006, sales and marketing expenses decreased 18% to $1,102,000 from $1,345,000 for the same period in fiscal 2005. As a percentage of net revenues, sales and marketing expenses decreased to 39% for the second quarter of fiscal 2006 compared to 42% for the same period in fiscal 2005. For the six-month period ended April 30, 2006, sales and marketing expenses as a percentage of net revenues decreased to 37% compared to 43% in the same period in fiscal 2005. The Company expects sales and marketing expenses in absolute dollars to remain relatively flat for the remainder of fiscal 2006. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 7% to $249,000 for the three-month period ended April 30, 2006, compared to $269,000 for the same period in fiscal

2005. For the six-month period ended April 30, 2006, general and administrative expenses decreased 13% to $485,000 compared to $560,000 in the same period in fiscal 2005. As a percentage of net revenues, general and administrative expenses increased slightly to 18% for the second quarter of fiscal 2006 versus 17% for the same period in fiscal 2005. For the six-month period ended April 30, 2006, general and administrative expenses as a percentage of net revenues decreased to 16% from 18% in the same period in fiscal 2005. The Company expects general and administrative expenses to remain relatively flat during fiscal 2006.

Research and development expenses increased 6% to $357,000 for the three-month period ended April 30, 2006, compared to $336,000 for the same period in fiscal 2005. For the six-month period ended April 30, 2006, research and development expenses decreased 3% to $686,000 from $710,000 in the same period in fiscal 2005. As a percentage of net revenues, research and development expenses increased to 25% for the second quarter of fiscal 2006, compared to 21% for the first quarter of fiscal 2005. Research and development expenses as a percentage of net revenues remained relatively flat at 23% for each six-month periods ending April 30, 2006 and 2005. Again, the Company expects research and development expenses to remain relatively flat during fiscal 2006.

The Company did not record an income tax benefit or expense for the three and six month periods ended April 30, 2006 or 2005.

The Company’s net loss from continuing operations for the second quarter of fiscal 2006 decreased from year-ago levels to $284,000 or 8 cents per share, as compared with a loss of $870,000 or 29 cents per share for the same period in fiscal 2005. The Company’s net loss from continuing operations for the six-month period ended April 30, 2006 decreased to $488,000 or 15 cents per share, as compared with a loss of $1,425,000 or 47 cents per share for the same period in fiscal 2005. There were approximately 3.7 million shares outstanding during the three-month period ended April 30, 2006, as compared with approximately 3.0 million shares outstanding for the same period in fiscal 2005. There were approximately 3.3 million shares outstanding during the three and six-month period ended April 30, 2006, as compared with approximately 3.0 million shares outstanding for the same period in fiscal 2005.

Our discontinued operations resulted in no gain or loss in the three and six months ended April 30, 2006 compared to a loss of $0 and $55,000 or 0 and 2 cents per share for the three and six months ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006 the Company had cash balances of $647,000, working capital of approximately $2.0 million and no long-term debt.

In the second quarter of fiscal 2006 the Company incurred a net loss of $284,000 which included non-cash charges related to depreciation and amortization of $86,000. The net loss for the quarter decreased $586,000 from the $870,000 loss reported in the second quarter of fiscal 2005. For the quarter ended April 30, 2006, cash used in operating activities was $596,000. As previously reported, the decrease in cash used in operations during fiscal 2005 relates to the Company’s second quarter corporate restructuring actions.

The Company has been using its existing cash and cash equivalents to fund the cash needs of its operating activities. The Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next twelve months. The Company closed on a $400,000 private placement of common stock on February 17, 2006 in an effort to further strengthen its balance sheet and provide for future working capital requirements. The private placement was funded by the Company’s current largest shareholder, Mr. Peter R. Peterson. In the private placement, the Company issued 800,000 shares of common stock at a price of $0.50 per share.

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

As of April 30, 2006, the Company had no outstanding debt.

Working capital decreased slightly to $2,018,000 at April 30, 2006 from $2,026,000 at October 31, 2005. The Company financed its operations during the first six months of fiscal 2006 through existing cash and cash equivalents. Net cash used in operating activities during the first six months of fiscal 2006 was $596,000. Accounts receivable increased $168,000 and inventories decreased $42,000 during the first six months of fiscal 2006. Accounts payable increased by $52,000 while accrued expenses decreased by $84,000 during the first six months of fiscal 2006.

Net cash provided by investing activities was $65,000 during the six months ended April 30, 2006 and included fixed asset additions of $29,000 and a sale of stock with proceeds of $94,000. This compares with $36,000 in fixed asset additions for the same period in fiscal 2005. The Company expects that fixed asset additions for the remaining quarters of fiscal 2006 to continue at approximately the same rate as the first two quarters of fiscal 2006.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2006 due to the short maturities of these instruments.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on March 9, 2006. Of the 2,998,747 shares of common stock outstanding and entitled to vote at the meeting, 2,878,952 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

1.             To elect three (3) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

Name of Nominee	For	Withhold
Joseph C. Christenson	2,844,895	34,057
Robert W. Heller	2,869,419	9,533
Peter R. Peterson	2,854,314	24,638

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
Date: June 14, 2006
/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer