Form 10QSB
period 2006-07-31
PPT VISION INC
filed 2006-08-28
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2006

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
Yes ☐  No ☒

Shares of $.10 par value common stock outstanding at August 17, 2006: 3,807,845

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	July 31, 2006	October 31, 2005
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$482,000	$778,000
Accounts receivable, net	1,254,000	1,197,000
Inventories:
Manufactured and purchased parts	388,000	454,000
Work-in-process	25,000	34,000
Finished goods	13,000	2,000
Total inventories	426,000	490,000
Other current assets	110,000	160,000
Total current assets	2,272,000	2,625,000

Fixed assets, net	371,000	438,000
Intangible assets	47,000	68,000
Other assets	—	22,000
Total assets	$2,690,000	$3,153,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$435,000	$367,000
Accrued expenses	137,000	223,000
Deferred revenue - customer advances	26,000	9,000
Total current liabilities	598,000	599,000

Shareholders’ equity
Common stock	381,000	300,000
Capital in excess of par value	36,407,000	36,081,000
Accumulated deficit	(34,696,000)	(33,827,000)
Total shareholders’ equity	2,092,000	2,554,000
Total liabilities and shareholders’ equity	$2,690,000	$3,153,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues	$1,377,000	$1,317,000	$4,367,000	$4,409,000
Cost of revenues	644,000	626,000	2,018,000	2,158,000
Gross profit	733,000	691,000	2,349,000	2,251,000
Expenses:
Sales and marketing	545,000	487,000	1,647,000	1,832,000
General and administrative	227,000	246,000	712,000	806,000
Research and development	347,000	286,000	1,033,000	996,000
Restructuring charges	—	—	—	390,000
Total expenses	1,119,000	1,019,000	3,392,000	4,024,000

Interest and other income	5,000	34,000	174,000	54,000
Loss from continuing operations	(381,000)	(294,000)	(869,000)	(1,719,000)
Loss from discontinued operations	—	—	—	(55,000)
Net loss	$(381,000)	$(294,000)	$(869,000)	$(1,774,000)
Per share data:
Weighted average basic shares outstanding	3,805,000	2,998,000	3,484,000	2,997,000
Weighted average diluted shares outstanding	3,805,000	2,998,000	3,484,000	2,997,000
Basic and diluted loss per common share
Loss from continuing operations	$(0.10)	$(0.10)	$(0.25)	$(0.57)
Loss from discontinued operations	$—	$—	$—	$(0.02)
Net loss	$(0.10)	$(0.10)	$(0.25)	$(0.59)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2006	July 31,2005
Net loss	$(869,000)	$(1,774,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	2,000	—

Depreciation and amortization	126,000	173,000
Gain on sale of securities	(72,000)	(25,000)
Change in allowance for doubtful accounts	—	(19,000)

Change in assets and liabilities:
Accounts receivable	(57,000)	633,000
Inventories	64,000	190,000
Other current assets	50,000	94,000
Accounts payable	68,000	(757,000)
Accrued expenses	(86,000)	(205,000)
Deferred revenue - customer advances	17,000	(45,000)
Total adjustments	112,000	39,000
Net cash used in operating activities-continuing operations	(757,000)	(1,735,000)
Net cash used in operating activities-discontinued operations	—	55,000
Net cash used in operating activities	(757,000)	(1,680,000)
Cash flows from investing activities:
Purchase of fixed assets	(38,000)	(188,000)
Net investment in other long-term assets	—	(2,000)
Proceeds from sale of securities	94,000	71,000
Net cash provided by (used in) investing activities	56,000	(119,000)
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	3,000
Proceeds from issuance of common stock	405,000	2,000
Net cash provided by financing activities	405,000	5,000
Net cash provided by discontinued operations	—	145,000

Net decrease in cash and cash equivalents	(296,000)	(1,649,000)

Cash and cash equivalents at beginning of year	778,000	2,617,000
Cash and cash equivalents at end of period	$482,000	$968,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2006

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

NOTE C - REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue was less than 10% of total revenues for the three and nine months ended July 31, 2006 and 2005.

NOTE D - LIQUIDITY AND CAPITAL RESOURCES

The Company had a loss from continuing operations for the three and nine months ended July 31, 2006 of $381,000 and $869,000, respectively. Cash used in operations was $757,000 for the nine months ended July 31, 2006.

The Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners, or customer-sponsored research and development projects.  The Company estimates that, depending on revenue results and expense levels, some form of external financing will be required in the next 6 to 12 months.

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

NOTE E - LOSS PER SHARE

At July 31, 2006, options to purchase 332,330 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. At July 31, 2005, options to purchase 341,218 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

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

During fiscal 2005, the Company granted 2,500 of seven-year options to purchase shares of the Company’s common stock to a consultant with an exercise price of $1.43 per share.  Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete.  The Company recorded an expense of $1,000 and $2,000 for the three and nine months ended July 31, 2006, respectively, in accordance with EITF 96-18.

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

Three Months Ended July 31,		2006	2005
Net loss	As reported	$(381,000)	$(294,000)
	Pro forma	$(425,000)	$(351,000)

Stock based compensation	As reported	$1,000	$—
	Pro forma	$(44,000)	$(57,000)

Basic and diluted loss per share	As reported	$(0.10)	$(0.10)
	Pro forma	$(0.11)	$(0.12)

Nine months Ended July 31,		2006	2005
Net loss	As reported	$(869,000)	$(1,774,000)
	Pro forma	$(994,000)	$(1,895,000)

Stock based compensation	As reported	$2,000	$—
	Pro forma	$(125,000)	$(121,000)

Basic and diluted loss per share	As reported	$(0.25)	$(0.59)
	Pro forma	$(0.29)	$(0.63)

For All Periods Ended July 31,	2006	2005
Risk free interest rates	4.0%	4.0%
Expected lives	7 years	6 years
Expected volatility	221%	115%
Expected dividends	0%	0%

NOTE G - CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three and nine months ended July 31, 2006 and 2005:

Three Months Ended July 31	2006	2005
United States	28%	48%
Europe and Canada	32%	27%
Asia-Pacific	39%	25%
South America	1%	0%
	100%	100%

Nine months Ended July 31	2006	2005
United States	37%	47%
Europe and Canada	26%	29%
Asia-Pacific	36%	23%
South America	1%	1%
	100%	100%

In the three-month period ended July 31, 2006, revenues from three customers represented approximately 15%, 15% and 11% of total revenue, respectively. In the three-month period ended July 31, 2005, revenues from one customer represented approximately 16%. In the nine-month period ended July 31, 2006, revenues from two customers represented approximately 14% and 11% of the total revenue, respectively. In the nine-month period ended July 31, 2005, revenues from one customer represented approximately 12% of total revenue.

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

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and classification, interest and penalties, accounting interim periods, disclosure and transition.  FIN No. 48 will apply to fiscal years beginning after December 25, 2006, with earlier adoption permitted.  The Company does not expect the adoption of FIN No. 48 to have a material impact on the financial statements.

NOTE I - DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business. In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, together with all the related patents, intellectual property, inventory and equipment. The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years. The royalties, which will be recorded as a part of other income in continued operations, are anticipated to be minimal. For the nine months ended July 31, 2006, a royalty payment of $53,000 was received. As a result of the sale, in accordance with appropriate accounting principles, the Company has revised the financial results for all periods presented to include the 3D business as a discontinued operation. Accordingly, all 3D related revenue and expenses have been removed from continuing operations and presented in a separate line in the statement of operations entitled “loss from discontinued operations.” There were no discontinued operations for the three months ended July 31, 2006 and 2005. Below is a Condensed Statement of Operations for the discontinued operations for the nine month periods ended July 31, 2006 and 2005.

Condensed Statement of Operations	Nine-month Ended July 31, 2006	Nine-month Ended July 31, 2005
Revenues	$—	$169,000
Cost of revenues	—	56,000
Gross profit	—	113,000
Total operating expenses	—	168,000
Loss from discontinued operations	$—	$(55,000)

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

The Company’s revenues increased 5% to $1,377,000 during the third quarter ended July 31, 2006 compared to sales of $1,317,000 in the prior year’s third quarter. The Company’s loss from continuing operations for the quarter ended July 31, 2006 increased to $381,000 or $.10 per share compared to $294,000 or $.10 per share in the prior year’s period. The increase in revenues from the third quarter of fiscal 2006 compared to the same period of fiscal 2005 resulted from a ramp up of sales of our IMPACT product line.  During the third quarter of fiscal year 2006, approximately 88% of revenue was IMPACT-related compared to 69% of revenue during the same period of fiscal year 2005. Overall, we had a 34% increase in dollar sales in our Impact revenue during the third quarter of 2006 compared to the same period in fiscal 2005.

Revenues decreased 1% to $4,367,000 during the nine-month period ended July 31, 2006 compared to $4,409,000 during the prior year’s nine-month period and the net loss decreased to $869,000 or $0.25 per share compared to a loss of $1,774,000 or $0.59 per share in the prior year’s period.

During the fiscal 2006 third quarter, revenues from outside the United States accounted for 72% of revenues compared to 52% in the third quarter of fiscal 2005. During the first nine months of fiscal 2006, revenues from outside the United States accounted for 63% compared to 53% in the first nine months of fiscal 2005.

Total operating expenses for the three-month period ended July 31, 2006 were $1,119,000, a 10% increase in comparison to total operating expenses of $1,019,000 in the prior year’s third quarter. The operating expenses for the nine-month period ended July 31, 2006 were $3,392,000, a 16% decrease in comparison to total operating expenses of $4,024,000 in the prior year’s period. The increase in operating expenses from the third quarter of fiscal year 2006 compared to the same period in fiscal 2005 in large part relates to the need to outsource hardware engineering in our research and development department along with an increase in our advertising expense.  The decrease in operating expenses for the nine-month period ended July 31, 2006 compared to the same period in 2005 relates to our restructuring efforts made in the second quarter of 2005.

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

Revenue Recognition

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of 2D machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Services revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed. Service revenue is less than 10% of total revenues for the three and nine months ended July 31, 2006 and 2005.

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

RESULTS OF OPERATIONS

Revenues

Net revenues increased 5% to $1,377,000 for the three-month period ended July 31, 2006, compared to net revenues of $1,317,000 for the same period in fiscal 2005. For the nine-month period ended July 31, 2006, revenues decreased 1% to $4,367,000 from $4,409,000 for the same period in fiscal 2005. Unit sales of the Company’s machine vision systems increased to 263 for the third quarter of fiscal 2006 versus 192 for the same period in fiscal 2005. Unit sales for the nine-month period ended July 31, 2006 increased to 823 from 604 in the same period of fiscal 2005.  In the three-month period ended July 31, 2006, revenues from three customers represented approximately 15%, 15% and 11% of total revenue, respectively.  In the three-month period ended July 31, 2005, revenues from one customer represented approximately 16% of total revenue. In the nine-month period ended July 31, 2006, revenues from two customers represented approximately 14% and 11% of total revenue, respectively. In the nine-month period ended July 31, 2005, revenues from one customer represented approximately 12% of total revenue.

The increase in revenues from the third quarter of fiscal 2006 compared to the same period of fiscal 2005 resulted from a ramp up of sales of our IMPACT product line.  During the third quarter of fiscal year 2006 approximately 88% of revenue was IMPACT-related compared to 69% of revenue during the same period of fiscal year 2005. Overall, we had a 34% increase in dollar sales in our Impact revenue during the third quarter of 2006 compared to the same period in fiscal 2005.

During the third quarter of fiscal 2006, revenues from outside the United States accounted for 72% of revenues compared to 52% in the fiscal 2005 third quarter. During the first nine months of fiscal 2006, revenues from outside the United States accounted for 63% compared to 53% in the first nine months of fiscal 2005.

Revenue trends may be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit increased 6% to $733,000 for the three-month period ended July 31, 2006, compared to $691,000 for the same period in fiscal 2005. For the nine-month period ended July 31, 2006, gross profit increased 4% to $2,349,000 from $2,251,000 for the same period in fiscal 2005. As a percentage of net revenues, the gross profit for the third quarter of fiscal 2006 increased slightly to 53% compared to 52% in the same period of fiscal 2005. For the nine-month period ended July 31, 2006, gross profit as a percentage of net revenue increased to 54% compared 51% in the same period of fiscal 2005. The increase in gross margin is a reflection that the majority of our revenue in 2006 related to our IMPACT product line which has a higher gross margin than our older product lines. With a majority of the Company’s revenues consisting of its newer, higher gross margin, IMPACT product line, it is expected that future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses increased 12% to $545,000 for the three-month period ended July 31, 2006 compared to $487,000 for the same period in fiscal 2005. For the nine-month period ended July 31, 2006, sales and marketing expenses decreased 10% to $1,647,000 from $1,832,000 for the same period in fiscal 2005. As a percentage of net revenues, sales and marketing expenses increased to 40% for the third quarter of fiscal 2006 compared to 37% for the same period in fiscal 2005. For the nine-month period ended July 31, 2006, sales and marketing expenses as a percentage of net revenues decreased to 38% compared to 42% in the same period in fiscal 2005. The Company expects sales and marketing expenses in absolute dollars to remain relatively flat for the remainder of fiscal 2006. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 8% to $227,000 for the three-month period ended July 31, 2006, compared to $246,000 for the same period in fiscal

2005. For the nine-month period ended July 31, 2006, general and administrative expenses decreased 12% to $712,000 compared to $806,000 in the same period in fiscal 2005. As a percentage of net revenues, general and administrative expenses decreased to 16% for the third quarter of fiscal 2006 versus 19% for the same period in fiscal 2005. For the nine-month period ended July 31, 2006, general and administrative expenses as a percentage of net revenues decreased to 16% from 18% in the same period in fiscal 2005. The Company expects general and administrative expenses to remain relatively flat during fiscal 2006.

Research and development expenses increased 21% to $347,000 for the three-month period ended July 31, 2006, compared to $286,000 for the same period in fiscal 2005. For the nine-month period ended July 31, 2006, research and development expenses increased 4% to $1,033,000 from $996,000 in the same period in fiscal 2005. As a percentage of net revenues, research and development expenses increased to 25% for the third quarter of fiscal 2006, compared to 22% for the third quarter of fiscal 2005. For the nine-month period ended July 31, 2006, research and development expenses as a percentage of net revenues increased to 24% from 23% in the same period in fiscal 2005. The Company expects research and development expenses to remain relatively flat during fiscal 2006.

The Company did not record an income tax benefit or expense for the three and nine month periods ended July 31, 2006 or 2005.

The Company’s net loss from continuing operations for the third quarter of fiscal 2006 increased from year-ago levels to $381,000 or 10 cents per share, as compared with a loss of $294,000 or 10 cents per share for the same period in fiscal 2005. The Company’s net loss from continuing operations for the nine-month period ended July 31, 2006 decreased to $869,000 or 25 cents per share, as compared with a loss of $1,719,000 or 57 cents per share for the same period in fiscal 2005. There were approximately 3.8 million shares outstanding during the three-month period ended July 31, 2006, as compared with approximately 3.0 million shares outstanding for the same period in fiscal 2005. There were approximately 3.5 million shares outstanding during the nine-month period ended July 31, 2006, as compared with approximately 3.0 million shares outstanding for the same period in fiscal 2005.

Our discontinued operations resulted in no gain or loss in the three and nine months ended July 31, 2006 compared to a loss of $0 and $55,000 or 0 and 2 cents per share for the three and nine months ended July 31, 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2006 the Company had cash balances of $482,000, working capital of approximately $1.7 million and no long-term debt.

In the third quarter of fiscal 2006 the Company incurred a net loss of $381,000 which included non-cash charges related to depreciation and amortization of $40,000. The net loss for the quarter increased $87,000 from the $294,000 loss reported in the third quarter of fiscal 2005. For the quarter ended July 31, 2006, cash used in operating activities was $757,000.

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

We are carefully monitoring our cash position and evaluating the need for additional capital to enable us to achieve our short and long-term objectives.  If there was a need for additional capital, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners, or customer-sponsored research and development projects. The avenues that we take to satisfy our potential capital requirements will depend in large part on the level of our revenues, and we will evaluate these alternatives as we obtain better visibility of our revenue expectations.  The Company estimates that, depending on revenue results and expense levels, some form of external financing will be required in the next 6 to 12 months.

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

As of July 31, 2006, the Company had no outstanding debt.

Working capital decreased $352,000 to $1,674,000 at July 31, 2006 from $2,026,000 at October 31, 2005. The Company financed its operations during the first nine months of fiscal 2006 through existing cash and cash equivalents. Net cash used in operating activities during the first nine months of fiscal 2006 was $757,000. Accounts receivable increased $57,000 and inventories decreased $64,000 during the first nine months of fiscal 2006. Accounts payable increased by $68,000 while accrued expenses decreased by $86,000 during the first nine months of fiscal 2006.

Net cash provided by investing activities was $56,000 during the nine months ended July 31, 2006 and included fixed asset additions of $38,000 and a sale of securities with proceeds of $94,000. This compares with $188,000 in fixed asset additions for the same period in fiscal 2005. The Company expects that fixed asset additions for the remaining quarter of fiscal 2006 to continue at approximately the same rate as the first three quarters of fiscal 2006.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at July 31, 2006 due to the short maturities of these instruments.

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

Date: August 28, 2006

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer