Form 10KSB
period 2006-10-31
PPT VISION INC
filed 2007-01-26
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

State issuer’s revenues for its most recent fiscal year: $5,693,000

The aggregate market value of the voting stock held by nonaffiliates of the issuer (based on the closing sale price of its stock as reported by the OTC Bulletin Board) as of December 4, 2006 was $638,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-KSB will be incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held on March 8, 2007.

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding PPT VISION, Inc.’s expectations, beliefs, intentions and strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

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

During the fourth quarter of fiscal 2004, we implemented a revised operating strategy that called for a total focus of our resources on our core 2D machine vision business. Accordingly, we initiated and completed the sale of our 3D business unit, and all the related patents, intellectual property, inventory and equipment. The results of our 3D business are presented in our financial statements as “discontinued operations.” Our continuing operations represent our 2D business only. All references to financial information and description of business in this Form 10-KSB refer to our continuing operations.

Item 1. DESCRIPTION OF BUSINESS

CORPORATE PROFILE

PPT VISION, Inc. (“the Company”) designs, manufactures, and markets machine vision based intelligent cameras used for automated inspection, measurement, and guidance applications in the manufacturing marketplace.  The Company’s IMPACT™ intelligent camera product line enables manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s IMPACT intelligent camera product line is sold through a global network of distribution and integration partners to end-user manufacturers, original equipment manufacturers, and manufacturing machine builders, in a wide variety of manufacturing markets including electronics, automotive, medical device, and packaged goods industries.

PPT VISION was incorporated under the laws of the State of Minnesota in 1981.

WHAT IS MACHINE VISION?

A machine vision system consists of computer hardware and software working together with cameras and lighting to capture images of objects for the purpose of making a quality control decision. When the image is captured and stored in memory it is algorithmically compared to a predefined image or quality standard in an effort to detect defects or anomalies. This machine vision technology can be applied in a number of different applications. However, PPT VISION works exclusively developing and applying machine vision technology for manufacturing applications. Using machine vision technology for purposes of inspection and quality control enables manufacturing companies to prevent defective products from being shipped to customers and to improve their manufacturing processes and reduce costs. Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. However, machine vision systems at that time were complex in programming and maintaining, difficult to install, limited in performance and not cost-effective. Through advances in microprocessor and software technologies these barriers have been dramatically reduced in recent years, enabling machine vision to emerge as a powerful process control technology that enables manufacturers to improve quality and increase productivity.

The Company’s machine vision based smart camera solutions are primarily targeted at providing manufacturers with 100% inspection in high speed, discrete part manufacturing applications. This typically replaces older off-line random sampling techniques or human vision inspection techniques as a means of monitoring quality. Thus, The Company’s machine vision based smart cameras are a key technology in enabling manufacturers to achieve zero defect production.

THE MACHINE VISION MARKET

The global market for machine vision technology in the manufacturing marketplace is large and highly fragmented with over 200 machine vision suppliers around the world. Many are very small companies focusing on niche applications, products or technologies. A small handful of competitors such as Cognex or Orbotech have emerged as large, global competitors. Recent market studies by the Automated Imaging Association estimate that the total global market for machine vision technologies in manufacturing applications is over $8.0 billion. However, this total global machine vision market includes hundreds of different market and technology niches ranging from very simple vision sensors priced at $1,000 to very high end application specific machines priced at more than $1,000,000. Within the total machine vision market, PPT VISION’s machine vision product line only addresses what is commonly referred to as the general purpose smart camera product segment. A recent market study by the Automated Imaging Association estimates that the total market for smart cameras in North America in 2005 was approximately $99 million. The Company believes that the North America market for smart cameras is approximately one third the size of the global market resulting in a global market size for smart cameras of approximately $300 million. Demand for machine vision systems comes from end-user manufacturers who apply these systems as an integral part of their manufacturing process, OEMs, system integrators and machine builders.

 The growth in demand for machine vision technology like smart cameras is being driven by global competitive trends that have led manufacturers worldwide to redesign manufacturing processes in order to reduce cost and increase productivity and quality through greater use of automation technologies. In order to meet today’s manufacturing quality requirements, statistical sampling methods are often insufficient and 100% inspection is required. As a result, manufacturers are increasingly adopting machine vision technology solutions such as smart cameras.

BUSINESS STRATEGY

The Company’s business objective is to be a worldwide leader in the design, manufacture, and marketing of machine vision-based smart cameras for manufacturing applications. Through the successful integration of the Company’s core competencies, including machine vision hardware and software development and machine vision application engineering expertise, the Company believes it will be able to meet its objective and successfully implement its strategy.

The Company’s product development strategy is focused on the continuous introduction of new models of its IMPACT brand of intelligent cameras along with new software tools and features within its IMPACT software package in direct response to customer feedback. This enables the Company to continually add new customers, better serve existing customers, and expand the size of the Company’s market by expanding its ability to solve new applications.

The Company markets its products through a global network of industrial automation distribution and system integration selling partners. These selling partners use the Company’s IMPACT intelligent cameras together with its IMPACT software to create complete automated inspection solutions for end-user manufacturing companies, original equipment manufacturers, and manufacturing machine builders. The Company’s selling strategy is focused on supporting, training, and growing the number of its selling partners.  As the size of the Company’s trained infrastructure of selling partners grows, it expects its sales results to grow right with it. Thus, the Company is focusing heavily on building up and supporting its selling partner network worldwide.

PRODUCTS

The Company designs, manufactures, and markets machine vision-based smart or “intelligent” cameras for manufacturing applications such as electronic and mechanical assembly verification, verification and recognition of printed characters, packaging integrity, surface flaw detection, gauging and measurement tasks, and robotic guidance.

The Company’s products are all marketed under a single brand name called IMPACT. The IMPACT intelligent camera product family consists of nineteen individual intelligent camera models with a price range of approximately $3,000 to $9,000 per unit. The nineteen intelligent camera models are broken into three product categories referred to as the C-series, the T-series and the A-series. There are nine models each in the C-series and T-series.  These two product categories are distinguished from each other on the basis of a number of different technical performance features with the C-series being a higher performance and slightly more expensive product line than the T-series. The nine different models within these two product categories are distinguished from each other primarily on the basis of resolution.  In addition, each of these two product categories includes three color intelligent camera models.

The newest addition to the Company’s intelligent camera product offerings is the A-series, which consists of one model called the IMPACT A10. As of the 2006 fiscal year end, the Company had not yet shipped any IMPACT A10 units.  However, the Company expects to begin production shipments of the IMPACT A10 in the first half of fiscal year 2007.  The IMPACT A10 is a physically smaller and lower priced intelligent camera than those in the C-series and T-series. This intelligent camera product has been developed in direct response to requests from the Company’s emerging industrial automation distribution channels.

The Company’s IMPACT software package is embedded in each IMPACT intelligent camera model when shipped to a customer. The IMPACT software was developed alongside the IMPACT hardware and is a powerful, easy-to-use machine vision software package. As hardware prices have continued to come down as a result of very powerful, lower priced semiconductor devices being widely available, competitive differentiation in the machine vision marketplace is primarily achieved through software technology. As a result, the Company invests significantly in on going enhancements to its IMPACT software package in direct response to user feedback. The IMPACT software package includes a library of over ninety advanced machine vision software tools used to solve wide range of applications. This capability is wrapped in an easy-to-use graphical user interface designed with elements for both novice users solving simple applications as well as power users solving advanced applications.

MARKETS AND CUSTOMERS

The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2006, the Company had sold more than 18,000 machine vision cameras to over 1,000 customers since inception.

In both fiscal 2006 and 2005 one customer accounted for over 10% of net revenues. This customer, Simac Masic BV PDC, accounted for 11.9% and 12.3% respectively. The loss of, or significant curtailment of purchases by, any of the Company’s principal customers could have a material adverse effect on the Company’s results of operations. See Risk Factors – “We are dependent upon a limited number of principal customers.”

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

The Company focuses on delivering a high level of value-added applications engineering support to its industrial automation distribution partners and end-user customers through its own in-house applications engineering resources. The Company also provides extensive training opportunities for its industrial automation distributors and customers, either at the Company’s facilities or on-site at customers’ facilities.

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location during the past two years:

YEAR ENDED OCTOBER 31,	2006	2005
United States	39%	46%

Europe & Canada	24%	27%

Asia-Pacific	36%	24%

South America	1%	3%

	100%	100%

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

PPT VISION believes that continued and timely development of new products and enhancements to existing product characteristics are essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a significant role in maintaining and advancing its position as a leading provider of machine vision solutions for manufacturing applications. The Company’s current research and development efforts are directed to increasing performance in image acquisition, image processing and application development software, which could produce systems with greater speed and accuracy while also providing customers with more expanded software tools. Key software capabilities under development are targeted at expanding the number of software algorithms and tools and expanding the ease-of use of the Company’s Inspection Builder software will enable support for different hardware and user interfaces, as well as increasing the development speed of application specific software tools. The Company also intends to expand the number of its intelligent camera product offerings to include a wider variety of price points and performance configurations to better enable it to address a wider variety of application niches with the machine vision market.

Research and development expenditures were $1.4 million, and $1.3 million in the fiscal years ended October 31, 2006, and 2005, respectively. We expect these costs to remain relatively flat in fiscal 2007.

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

Although the Company believes that its current products offer several advantages in terms of speed and ease-of-use, and although the Company has attempted to protect the proprietary nature of these products, it is possible that any of the Company’s products could be duplicated by other companies in the same general market. There can be no assurances that the Company would be able to compete with similar products produced by a competitor.

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

The Company has obtained United States federal registration for a number of its trademarks including its “PPT”, “PPT VISION”, “IMPACT”, and “Inspection Builder” trademarks. The Company has filed for federal registration of additional trademarks and intends to continue to do so in the future. Although no assurance can be given as to the strength or scope of the Company’s trademarks, the Company believes that its trademarks have been and will be useful in developing and protecting market recognition for its products.

EMPLOYEES

As of December 15, 2006, the Company had 38 full-time employees, including 9 employees in research and development, 14 in sales, marketing and application engineering, 10 in manufacturing and 5 in finance and administration. Although the Company has been successful in attracting and retaining qualified technical personnel to date, there can be no assurance that this success will continue. None of the Company’s employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

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

RISK FACTORS

We have incurred losses in each of the last three years, have received a going concern opinion and may require additional capital. The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $35.1 million at October 31, 2006. In 2006, our net loss was $1.3 million.  In 2005, our net loss was $2.4 million. In 2004, our net loss was $1.9 million. In addition, the Company expects to incur losses and negative cash flows for at least the next several fiscal quarters. The Company believes that the amount of the losses will be smaller than in recent fiscal years. In connection with the audit of our financial statements for the year ended October 31, 2006, our independent registered public accountants have issued an opinion on our financial statements that included a going concern paragraph that states that we have losses and negative cash flows from operating activities in recent years and require additional working capital to support our future operations which raises substantial doubt about our ability to continue as a going concern.

During fiscal year 2004, we sold our 3D business for $1.0 million. All of this cash had been received by the end of the first quarter of fiscal 2005. The sale of this business unit reduced our ongoing operating expenses. As of October 31, 2006, we had a cash balance of approximately $753,000, working capital of $1.6 million and no long-term debt. The Company believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2007. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

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

We are dependent upon a limited number of principal customers. In both fiscal 2006 and 2005 one customer accounted for over 10% of net revenues. This customer, Simac Masic BV PDC, accounted for 11.9% and 12.3% respectively of net revenues. We do not have in effect long-term agreements with any significant customers under which they agree to continue purchasing significant quantities of our products. The loss of, or significant decrease in purchases by, any of our principal customers and subsequent failure to replace those customers could have a material adverse effect on our results of operations.

Our revenues are dependent in part on capital spending in the electronics and semiconductor industries. The electronics and semiconductor industries combined have historically accounted for over 50% of all machine vision industry sales. Capital spending on new manufacturing capacity by these industries has historically been very cyclical. There can be no assurance when capital spending in these industries will begin a cyclical upturn and how long this upturn may last.

We rely heavily on our proprietary technology, much of which is protected as trade secrets. We rely heavily on our image acquisition and image processing hardware designs, along with proprietary software technology. We have been issued patents, or obtained licenses to patents, in the past on certain technology. We currently rely most heavily on protecting our proprietary information as trade secrets. We cannot ensure that the steps we take will be adequate to prevent misappropriation of our technology by third parties. We also cannot be certain that the steps taken will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may “reverse engineer” our products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain based on patents with broad, and often questionable, applications. As the number of our products increases, the markets in which our products are sold expand and the functionality of those products grows and overlaps with products offered by competitors. We have been sued for patent infringement in the past and may be subject to patent infringement claims in the future. In addition to being expensive and time consuming for us, protracted litigation to defend or to prosecute intellectual property could result in some customers deferring or limiting their purchase of our product until resolution of the litigation. Although we do not believe that any of our products or proprietary rights infringe upon the valid rights of third parties, we cannot guarantee that infringement claims will not be asserted against us in the future or that any such claims will not require us to enter into royalty arrangements or result in costly litigation.

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

A significant portion of our revenue arises from international markets. In the years ended October 31, 2006, and 2005, sales of our products to customers outside of the United States accounted for approximately 61%, and 54%, respectively, of our net revenues. We anticipate that international revenue will continue to account for a significant portion of our net revenues. Our operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render our products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

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

We may be unable to utilize our tax net operating loss carryforwards if we fail to generate sufficient taxable income. The utilization of net operating loss carryforward is dependent upon our ability to generate sufficient taxable income during the carryforward period. In fiscal 2005, there was no tax provision due to the net loss for the period. At October 31, 2006, we had available federal and state net operating loss and tax credit carryforwards for income tax purposes of approximately $31.1 million, $9.6 million and $1.2 million respectively. These carryforwards expire in the years ending October 31, 2007 through October 31, 2026.

EXECUTIVE OFFICERS AND OTHER KEY MEMBERS OF MANAGEMENT

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Joseph C. Christenson	48	President, Director, and Chief Financial Officer
David L. Friske	62	Vice President, Manufacturing

Joseph C. Christenson has been President of the Company since January, 1989, a director since December, 1987 and Chief Financial Officer since June, 2005. Prior to being elected President of the Company, Mr. Christenson served in a series of positions of increasing responsibility since joining the Company in 1985. Mr. Christenson has a Masters in Business Administration from the University of Michigan and a Bachelor of Arts degree from St. Olaf College.

David L. Friske has been Vice President of Manufacturing of the Company since March, 1999. From February, 1984, Mr. Friske served as Director of Manufacturing and Purchasing. Prior to joining the Company, Mr. Friske was employed by Medtronic, Inc.

Mr. Christenson and Mr. Friske serve as full time employees of the Company.

Item 2. DESCRIPTION OF PROPERTY

In the second quarter of fiscal 2005, the Company executed an amended lease agreement with respect to its headquarters facility in Eden Prairie, Minnesota. Under the amended lease terms signed on April 29, 2005, the Company received a reduction in its base rental rates and its facility shrank from approximately 64,000 square feet to approximately 35,000 square feet resulting in a savings of approximately $120,000 per quarter. In exchange for these amended lease terms, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent. The Company also agreed to pay a $240,000 lease termination fee, which was accrued and was paid for in equal monthly installments over a 12 month period which started on May 1, 2005, and extended the current lease term by two years through May, 2011. The Company also terminated its leased space for its regional sales and support office in Michigan effective December 31, 2005.  There were no costs associated with the Michigan office lease termination.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Effective January 23, 2006 the Company’s Common Stock began trading on the OTC Bulletin Board under the ticker symbol “PPTV.OB.” Prior to January 23, 2006, the Company’s Common Stock traded on the Nasdaq Capital Market under the symbol “PPTV.” The following table sets forth the high and low closing sale prices of the Company’s Common Stock as reported by Nasdaq for the period from November 1, 2005 to January 22, 2006 and OTC Bulletin Board thereafter. The high and low bid prices per share of the Company’s Common Stock after January 22, 2006 established between broker-dealers do not include retail mark-ups and mark-downs or any commissions to the dealer and therefore do not reflect prices of actual transactions.

	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2006
First Quarter	$1.85	$0.50
Second Quarter	0.80	0.47
Third Quarter	0.61	0.40
Fourth Quarter	0.55	0.30

FISCAL YEAR ENDED OCTOBER 31, 2005
First Quarter	$4.40	$2.44
Second Quarter	3.40	1.73
Third Quarter	2.52	1.21
Fourth Quarter	1.89	1.05

HOLDERS

On December 3, 2006, there were approximately 600 holders of record of the Company’s Common Stock. This figure does not reflect the almost 1,100 beneficial stockholders whose shares are held in nominee names.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES

       The Company did not repurchase any equity securities during the years ended October 31, 2006 and 2005.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans in effect as of October 31, 2006. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:
Stock Option Plans	406,453	$3.04	432,216
Employee Stock Purchase Plan	12,928	—	77,974
Equity compensation plans not approved by stockholders	—	—	—

Total	419,381	$3.04	510,190

The Company has four equity compensation plans, all of which have been approved by its shareholders: 1988 Stock Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan and 2005 Employee Stock Purchase Plan.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the fourth quarter of fiscal 2004, the Company implemented a revised operating strategy which called for a total focus of our resources on our core 2D machine vision business. Accordingly, in the fourth quarter of fiscal 2004 we initiated and completed the sale of our 3D business unit, and all related patents, intellectual property, inventory and equipment. The results of our 3D business are presented as discontinued operations in our financial statements.  Our continuing operations represent our 2D business only. All references to financial information in this Management’s Discussion and Analysis or Plan of Operations refer to our continuing operations.

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

Management estimates the allowance for doubtful accounts by analyzing accounts receivable balances by age and considering specific factors about each individual customer’s financial condition. When the Company deems it probable that all or a portion of a customer’s account is uncollectible, a corresponding amount is added to the allowance for doubtful accounts.

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

RESULTS OF OPERATIONS

Comparison of Year Ended October 31, 2006 to Year Ended October 31, 2005

Net Revenues slightly increased to $5.7 million in fiscal 2006 from $5.6 million in fiscal 2005. Unit sales of the Company’s machine vision systems increased to 1,074 in fiscal 2006 from 810 in fiscal 2005. As we continued to phase out our legacy product lines in fiscal 2006, our new IMPACT product line continued to increase in sales. This trend reflects an overall trend in the machine vision industry for more powerful yet lower priced machine vision systems. We expect this trend to continue in fiscal 2007.

The Company sold 1,063 IMPACT units in fiscal 2006 as compared with almost 760 IMPACT units in fiscal 2005, showing a 40% increase in unit sales. The growth in our IMPACT sales indicates strong acceptance of these products in the market and we expect that sales of our IMPACT units will continue to grow and replace the sales of our other machine vision systems.

Gross Profit increased 11.6% to $3.0 million in fiscal 2006 from $2.7 million in fiscal 2005. Gross profit as a percentage of net revenues for fiscal 2006 increased to 53% compared to 47.9% in fiscal 2005. The increase in gross profit dollars and as a percentage of net revenues reflects the increase in IMPACT sales which has a larger gross margin than our legacy product lines. We expect gross profit and gross profit as a percentage of net revenues to continue to increase as our revenues increase.

Sales and Marketing Expenses decreased 6.3% to $2.2 million in fiscal 2006, compared to $2.4 million in fiscal 2005. As a percentage of net revenues, fiscal 2006 selling and marketing expenses decreased to 38.8%, compared with 41.8% in fiscal 2005. These decreases are the result of the Company’s continuing efforts to control costs. We expect the amount of sales and marketing expenses to remain relatively flat or increase slightly as revenues increase for fiscal year 2007.

General and Administrative Expenses decreased 6.2% to $959,000 in fiscal 2006, compared to $1.0 million in fiscal 2005. This decrease is, again, primarily the result the Company’s continuing efforts to control costs. As a percentage of net revenues, general and administrative expenses decreased to 16.8% for fiscal 2006, compared to 18.1% for fiscal 2005. We expect the amount of general and administrative expenses to remain relatively flat for fiscal year 2007.

Research and Development Expenses increased 2.2% to $1.4 million in fiscal 2006, from $1.3 million in fiscal 2005. The increase in research and development spending resulted from the outsourcing of our hardware engineering in relation to the development of a new, lower cost IMPACT vision system. Research and development expenses as a percentage of net revenues for fiscal 2006 increased slightly to 24.1%, compared to 23.8% for fiscal 2005. The percentage increase reflects the increase in research and development expenses. We expect research and development expenses to remain relatively flat for fiscal year 2007.

Interest and Other Income increased 163.3% to $237,000 in fiscal 2006, from $90,000 in fiscal 2005.  The increase resulted primary from royalty payments of $110,000.

Income Taxes: There was no tax provision or benefit for fiscal 2006 or 2005 due to the net losses in the periods for which no benefit was recognized.

Loss from Discontinued Operations was $55,000 in fiscal 2005 and there was no net loss from discontinued operations for fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006, the Company had cash of $753,000 as compared with $778,000 as of the end of last fiscal year. Due to its continuing losses, the Company has been using its existing cash and cash equivalents to fund the shortfall in cash generated from its operating activities and also issued common stock from two private placements in fiscal 2006.

Because we have working capital of $1.6 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners, or customer-sponsored research and development projects. The Company believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2007. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

The Company financed its operations during fiscal 2006 through existing cash and cash equivalents and also issued common stock from two private placements in fiscal 2006. Net cash used in operating activities during fiscal 2006 was $771,000, a significant decrease from $1.8 million used in operations in fiscal 2005 due, in large part, to our continued efforts in controlling costs. Accounts receivable decreased $294,000 primarily due to strong collection efforts. Inventories decreased slightly by $20,000 during fiscal 2006. Accounts payable and accrued expenses increased by $35,000.

Net cash provided by investing activities was $51,000 in fiscal 2006 due, in large part, to the Company selling its remaining 9,500 shares of Electro-Sensors, Inc. common stock, resulting in gross proceeds of $94,000. During fiscal 2006, fixed asset additions totaled $43,000. During fiscal 2005, fixed asset additions totaled $293,000. We expect fixed asset additions in fiscal 2007 to be approximately the same as in fiscal 2006.

Net cash provided by financing activities was $695,000 for fiscal 2006 from two private placements of common stock in February and September of 2006 and from the sale of stock to employees through our Employee Stock Purchase Plan. The private placements were funded by the Company’s current largest shareholder, Mr. Peter R. Peterson. In the private placement on February 17, 2006, the Company issued 800,000 shares of common stock at a price of $0.50 per share. In the private placement on September 7, 2006, the Company issued 725,000 shares of common stock at a price of $0.40 per share. During fiscal 2005, net cash provided by financing activities was $5,000.

The Company incurred a net loss of $1,287,000 for fiscal 2006, and has an accumulated deficit of $35.1 million as of October 31, 2006. There can be no assurance that the Company will not incur additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future.

The Company does not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance-sheet financial arrangements. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

The following summarizes our contractual obligations and shows the effect these contractual obligations are expected to have on our liquidity and cash flows as of October 31, 2006 (amounts exclude required payments for common area maintenance expenses):

	Total	1 Year or Less	1-3 Years	3-5 Years	Over 5 years
Operating Leases	$1,398,000	$293,000	$601,000	$504,000	—

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November, 2004, the FASB issued SFAS No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The adoption of SFAS No. 151 did not have a material effect on the Company’s financial statements.

In December, 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.” Beginning November 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company we are allowed to select from two alternative transition methods, each having different reporting implications. Based on using the modified prospective approach, the expense related to stock option outstanding and unvested at October 31, 2006 will be $14,000, $2,000 and $0 for the years ending October 31, 2007, 2008 and 2009, respectively.  The impact of SFAS No. 123R for the employee stock purchase plan has not been determined at this time.

In December, 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of the Variable Interest Entities” (FIN 46R). Fin 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its financial statements.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during each of the years ended October 31, 2006 and 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2006 due to the short maturities of these instruments.

INTEREST RATE RISK

The Company’s cash and cash equivalents represent investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2006, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

FOREIGN CURRENCY EXCHANGE RATE RISK

Historically, the Company’s international sales, which are primarily in Europe, Canada, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. The Company did have one customer where sales were denominated in Japanese Yen. The Company does not engage in foreign currency speculation. During the years ended October 31, 2006 and 2005, the Company had no foreign exchange contracts outstanding.

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

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Information required under this item with respect to directors is contained in the section “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2007 Proxy Statement”), a definitive copy of which will be filed within 120 days of October 31, 2006 and is incorporated herein by reference. Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in the 2007 Proxy Statement and is incorporated herein by reference.

Information concerning compliance with Section 16(a) is contained in the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and is incorporated herein by reference. Information concerning the Company’s Code of Ethics is included in the Section entitled “Governance Matters – Code of Ethics,” and is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled “Executive Compensation and Other Information,” in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to share ownership is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

Information required under this Item with respect to stock ownership under equity compensation plans is contained in the section entitled “Equity Compensation Plan Information” in Item 5 of this form 10-KSB.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company closed on a $400,000 private placement of common stock on February 17, 2006. The placement was made to the Company’s current largest shareholder, Mr. Peter R. Peterson. In the February private placement, the Company issued 800,000 shares of common stock at a price of $0.50 per share.

In addition, the Company closed on a $290,000 private placement of common stock on September 7, 2006. The private placement was funded by Mr. Peter R. Peterson. In the September, 2006 private placement, the Company issued 725,000 shares of common stock at a price of $0.40 per share.

These two private placements were conducted by the Company to strengthen its balance sheet and provide for future working capital requirements.

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

10.1*	Employment Agreement with Joseph C. Christenson dated as of May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.2*	PPT VISION, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.3*	PPT VISION, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.4*	PPT VISION, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-116481))

10.5	Lease Agreement dated July 17, 1998 for facilities at Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.7 of 1999 Form 10-K)

10.5.1	First Amendment of Lease dated October 16, 1999 for Facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.8 of 1999 Form 10-K)

10.5.2

Second Amendment dated April 29, 2005 of Lease dated October 16, 1999 for Facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB for the quarter ended April 30, 2005)

10.6*	Employment Agreement with David Friske dated as of March 5, 1984, incorporated by reference to Exhibit 10.6 of 2005 Form 10-KSB

10.7	PPT VISION, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-125780))

21	The Company has no subsidiaries

23.1	Consent of Virchow, Krause & Company, LLP

31.1	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Section 1350.

*Indicates compensatory plan

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Auditors” is in the Company’s 2007 Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, INC.

Date : January 26, 2007	By:	/s/ Joseph C. Christenson
Joseph C. Christenson, President
(Principal Executive Officer and Chief Financial Officer)

Signatures and Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant, in the capacities, and on the dates, indicated. Each person whose signature appears below constitutes and appoints Joseph C. Christenson as his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with the exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission.

Date: January 26, 2007	/s/ Joseph C. Christenson
Joseph C. Christenson
President, Director
(Principal Executive Officer and Chief Financial Officer)

Date: January 26, 2007	/s/ Robert W. Heller, Director
Robert W. Heller, Director

Date: January 26, 2007	/s/ Peter R. Peterson, Director
Peter R. Peterson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

PPT VISION, Inc.

Eden Prairie, Minnesota

We have audited the accompanying balance sheets of PPT VISION, Inc. as of October 31, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PPT VISION, Inc. as of October 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

November 29, 2006

STATEMENTS OF OPERATIONS

YEAR ENDED OCTOBER 31,	2006	2005
Net revenues	$5,693,000	$5,648,000
Cost of sales	2,675,000	2,943,000
Gross profit	3,018,000	2,705,000
Expenses:
Sales and marketing	2,211,000	2,360,000
Research and development	1,372,000	1,343,000
General and administrative	959,000	1,022,000
Restructuring Charges	—	390,000
Total expenses	4,542,000	5,115,000
Interest and other income, net	237,000	90,000
Loss from continuing operations	(1,287,000)	(2,320,000)
Loss from discontinued operations	—	(55,000)
Net loss	$(1,287,000)	$(2,375,000)
Basic and diluted loss per share:
Loss from continuing operations	$(0.35)	$(0.77)
Loss from discontinued operations	$—	$(0.02)
Net loss	$(0.35)	$(0.79)
Weighted average shares outstanding:
Basic and diluted	3,675,120	2,997,329

The accompanying notes are an integral part of the financial statements.

BALANCE SHEETS

OCTOBER 31,	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$753,000	$778,000
Accounts receivable, net	903,000	1,197,000
Inventories	470,000	490,000
Other current assets	135,000	160,000
Total current assets	2,261,000	2,625,000
Property and equipment, net	308,000	438,000
Intangible assets, net	22,000	68,000
Other assets, net	—	22,000
Total assets	$2,591,000	$3,153,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$487,000	$367,000
Accrued expenses	138,000	223,000
Deferred revenue	2,000	9,000
Total current liabilities	627,000	599,000

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; authorized 2,500,000 shares, none issued and outstanding
Common stock $.10 par value; authorized 5,000,000 shares; issued and outstanding 4,532,845 and 2,998,747 shares, respectively	453,000	300,000
Capital in excess of par value	36,625,000	36,081,000
Accumulated deficit	(35,114,000)	(33,827,000)
Total shareholders’ equity	1,964,000	2,554,000
Total liabilities and shareholders’ equity	$2,591,000	$3,153,000

The accompanying notes are an integral part of the financial statements

STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31,	2006	2005
Net loss	$(1,287,000)	$(2,375,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,000	222,000
Adjustment to write down inventory to lower of cost or market	—	255,000
Stock based compensation	2,000	1,000
Loss from discontinued operations	—	55,000
Loss on sale of discontinued operations	—	—
Gain on sale of securities	(72,000)	(41,000)
Change in operating assets and liabilities:
Accounts receivable	294,000	715,000
Inventories	20,000	232,000
Other assets	25,000	83,000
Accounts payable	120,000	(577,000)
Accrued expenses	(85,000)	(290,000)
Deferred revenue	(6,000)	(45,000)
Total adjustments	516,000	610,000
Net cash used in operating activities	(771,000)	(1,765,000)
Cash flows from investing activities:
Purchase of property and equipment	(43,000)	(293,000)
Net investment in other long-term assets	—	(2,000)
Proceeds from sale of securities	94,000	71,000
Net cash provided by (used in) investing activities	51,000	(224,000)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	695,000	5,000
Net cash provided by financing activities	695,000	5,000
Net cash provided by discontinued operations	—	145,000
Net decrease in cash and cash equivalents	(25,000)	(1,839,000)
Cash and cash equivalents at beginning of year	778,000	2,617,000
Cash and cash equivalents at end of year	$753,000	$778,000

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	COMMON SHARES	STOCK AMOUNT	CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED (DEFICIT)	TOTAL SHAREHOLDERS’ EQUITY
October, 31, 2004	2,995,591	$300,000	$36,075,000	$(31,452,000)	$4,923,000
Stock based compensation			1,000
Stock issued through the employee stock purchase plan	1,942		2,000		2,000
Stock options exercised	1,000		3,000		3,000
Additional shares due to rounding related to reverse stock split	214
Net loss				(2,375,000)	(2,375,000)
October 31, 2005	2,998,747	300,000	36,081,000	(33,827,000)	2,554,000
Stock based compensation			2,000		2,000
Stock issued through the employee stock purchase plan	9,098	1,000	4,000		5,000
Private placements	1,525,000	152,000	538,000		690,000
Net loss				(1,287,000)	(1,287,000)
October 31, 2006	4,532,845	$453,000	$36,625,000	$(35,114,000)	$1,964,000

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006 and 2005

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PPT VISION, Inc. (“the Company”) designs, manufactures, and markets machine vision based intelligent cameras used for automated inspection, measurement, and guidance applications in the manufacturing marketplace.  The Company’s IMPACT intelligent camera product line enables manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s IMPACT intelligent camera product line is sold through a global network of distribution and integration partners to end-user manufacturers, original equipment manufacturers (OEM’s), and manufacturing machine builders, in a wide variety of manufacturing markets including electronics, automotive, medical device, and packaged goods industries.

 DISCONTINUED OPERATIONS

During the fourth quarter of fiscal 2004, the Company implemented a revised operating strategy which called for a total focus of our resources on our core 2D machine vision business. Accordingly, in the fourth quarter of fiscal 2004 we initiated and completed the sale of our 3D business unit, and all related patents, intellectual property, inventory and equipment. The results of our 3D business are presented as discontinued operations in our financial statements. Our continuing operations represent our 2D business only. All of the financial information in the financial statements and notes to the financial statements have been revised to reflect only the results of our continuing operations. See Note 15 in the Notes to Financial Statements.

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

The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue is less than 10% of total revenues for each of the years ended October 31, 2006 and 2005.

Royalties are recognized when earned as promulgated by SFAS No. 45, “Accounting for Franchise Fee Revenue.”  Royalties are required to be paid equal to a percentage of the net sales on a monthly basis.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments with original maturities of three months or less when purchased. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are usually due net 30 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $60,000 at both October 31, 2006 and 2005.

INVENTORIES

Inventories are stated at the lower of cost or market, with costs determined on a first-in, first-out (“FIFO”) basis.

PROPERTY AND EQUIPMENT

Property and equipment consist of furniture, fixtures and equipment and are stated at cost net of accumulated depreciation. Depreciation is computed for book purposes on a straight-line basis over the estimated useful life of the asset ranging from one to ten years and for tax purposes over five and ten years using accelerated and straight-line methods. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains or losses are recognized in the same period. Maintenance and repairs are expensed as incurred; significant improvements are capitalized. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, or the estimated useful life of the assets.

INTANGIBLE ASSETS

Intangible assets include patents and trademarks and are amortized using the straight-line method over their respective estimated useful lives of 5 to 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company believes that there has not been any impairment of long-lived assets as of October 31, 2006.

DEFERRED REVENUE

Deferred revenue results from amounts collected from customers in advance of shipment of systems or in advance of performing engineering services.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are expensed as incurred.

SHIPPING AND HANDLING

The Company includes shipping and handling revenue in net sales and shipping and handling costs in cost of sales.

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

ADVERTISING EXPENSE

Advertising expense is expensed as incurred. Advertising expense was $103,000 and $38,000 for the years ended October 31, 2006 and 2005, respectively.

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

During fiscal 2005, the Company granted 2,500 of seven-year options outstanding to purchase shares of the Company’s common stock to a consultant with an exercise price of $1.43 per share. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company valued and recorded expenses related to the options. The Company recorded an expense of $2,000  and $1,000 for the years ended October 31, 2006 and 2005, respectively, in accordance with EITF 96-18.

Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

FISCAL YEAR ENDED OCTOBER 31,		2006	2005
Net loss	Reported	$(1,287,000)	$(2,375,000)
	Pro forma	$(1,501,000)	$(2,552,000)
Basic and diluted loss per share	Reported	$(0.35)	$(0.79)
	Pro forma	$(0.41)	$(0.85)
Stock based compensation	As reported	$2,000	$1,000
Stock based compensation	Pro forma	$214,000	$177,000

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

FISCAL YEAR ENDED OCTOBER 31,	2006	2005
Risk free interest rates	4.6%	4.0%
Expected lives	7 Years	7 Years
Expected volatility	254%	221%
Expected dividends	0%	0%

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November, 2004, the FASB issued SFAS No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The adoption of SFAS No. 151 did not have a material effect on the Company’s financial statements.

In December, 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.” Beginning November 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company we are allowed to select from two alternative transition methods, each having different reporting implications. Based on using the modified prospective approach, the expense related to stock option outstanding and unvested at October 31, 2006 will be $14,000, $2,000 and $0 for the years ending October 31, 2007, 2008 and 2009, respectively.  The impact of SFAS No. 123R for the employee stock purchase plan has not been determined at this time.

In December, 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of the Variable Interest Entities” (FIN 46R). Fin 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its financial statements.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities for the years ended October 31, 2006 and 2005 and has an accumulated deficit of $35.1 million at October 31, 2006. As of October 31, 2006, we had a cash balance of approximately $753,000.

Because we have working capital of $1.6 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing against accounts receivable and inventory, customer or vendor financing, the issuance of additional stock to the public or to strategic partners, or customer-sponsored research and development projects. The Company believes it has sufficient cash and other sources of financing available to it to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2007. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

NOTE 3:  INVENTORIES

As of October 31, inventories consist of the following:

	2006	2005
Manufactured and purchased parts	$440,000	$454,000
Work-in-process	15,000	34,000
Finished goods	15,000	2,000
Totals	$470,000	$490,000

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

NOTE 4:  PROPERTY AND EQUIPMENT

At October 31, furniture, fixtures and equipment consisted of the following:

	2006	2005
Equipment	$1,020,000	$3,581,000
Leasehold improvements	140,000	140,000
Furniture and fixtures	273,000	503,000
	1,433,000	4,224,000
Less accumulated depreciation	(1,125,000)	(3,786,000)
Total fixed assets	$308,000	$438,000

Depreciation expense for continuing operations was $172,000 and $180,000 for the years ended October 31, 2006 and 2005, respectively. During fiscal 2006 and 2005, the Company wrote-off fully depreciated properties that were no longer in use.

NOTE 5:  INTANGIBLE ASSETS

Intangible assets at October 31, 2006 and October 31, 2005, consisted of the following:

	2006	2005
Patent and trademark	$549,000	$610,000
Less accumulated amortization	(527,000)	(542,000)
Total intangible assets	$22,000	$68,000

Patent and trademark costs are amortized over five to ten years. Amortization expense was approximately $46,000 and $42,000 in the years ended October 31, 2006 and 2005, respectively. Amortization expense for fiscal 2007, 2008 and 2009 is expected to be approximately $9,000, $9,000 and $4,000, respectively.

NOTE 6:  OTHER ASSETS

There were no other assets at October 31, 2006. Other assets at October 31, 2005 were $22,000. Other assets in 2005 represented an investment in the common stock of Electro-Sensors, Inc. a related party shareholder of the Company. The Company’s percentage ownership was less than 1% of Electro-Sensors, Inc. outstanding common stock. During the second quarter of fiscal 2006, the Company sold 9,500 shares of Electro-Sensors, Inc. common stock, resulting in gross proceeds of $94,000. At October 31, 2006 the Company no longer held shares of Electro-Sensors, Inc. common stock.

NOTE 7: ACCRUED EXPENSES

Accrued expenses at October 31, include:

	2006	2005
Employee stock purchase plan payroll deductions	$8,000	$11,000
Accrued compensation	37,000	40,000
Professional services	60,000	52,000
Restructuring costs	—	107,000
Accrued rent	14,000	—
Taxes and other	19,000	13,000
Totals	$138,000	$223,000

Restructuring Costs:

The components of the restructuring charges associated with the lease termination fee and miscellaneous remaining expenses follow:

	2006	2005
Restructuring costs	$107,000	$390,000
Payments	(107,000)	(283,000)
Ending balance	$—	$107,000

NOTE 8: OPERATING LEASES

In the second quarter of Fiscal 2005, the Company executed an amended lease agreement with respect to its headquarters facility in Eden Prairie, Minnesota. Under the amended lease terms signed on April 29, 2005, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent. The Company also paid a $240,000 lease termination fee, which was accrued in the second quarter of fiscal 2005, in equal monthly installments over a 12 month period which started on May 1, 2005 and ended on April 1, 2006. It also extended the current lease term by two years through May, 2011. The Company also terminated its leased space for its regional sales and support office in Michigan effective December 31, 2005. Rent expense for all leased property was $310,000 and $507,000 for the years ended October 31, 2006 and 2005, respectively.

Minimum future rental payments due under non-cancelable operating lease agreements are as follows (amounts exclude required payments for common area maintenance expenses):

2007	$293,000
2008	293,000
2009	308,000
2010	321,000
2011	183,000
Total	$1,398,000

 NOTE 9: INCOME TAXES

The provision for income taxes (continuing and discontinued operations) differs from the statutory U.S. federal tax rate of 34% applied to net loss before income taxes for the years ended October 31, as follows:

	2006	2005
Expected tax benefit at statutory rate	$(430,000)	$(800,000)
State income tax benefit, net of federal tax effect	(33,000)	(40,000)
Tax credits and other	(26,000)	(3,000)
Expiring loss carryforwards	17,000	250,000
Other	16,000	—
Increase in valuation allowance	404,000	593,000
Total income tax expense (benefit)	$—	$—

Based on an increase in the valuation allowance for each of the years ended October 31, 2006 and 2005, no benefit for income taxes is applicable for either continuing or discontinued operations.

Deferred tax assets are comprised of the following at October 31:

	2006	2005
Depreciation and amortization	$(99,000)	$244,000
Net operating loss carryforwards	10,945,000	10,016,000
Income tax credits	1,237,000	1,263,000
Inventory allowances	7,000	147,000
Other	185,000	201,000
Total deferred tax assets before valuation allowance	12,275,000	11,871,000
Less valuation allowance	(12,275,000)	(11,871,000)
Net deferred tax asset	$—	$—

At October 31, 2006, the Company has available federal net operating loss, state net operating loss and tax credit carryforwards for income tax purposes of approximately $31.1 million, $9.6 million and $1.2 million, respectively. These carryforwards expire in the years ending October 31, 2007 through October 31, 2026. The amount of the federal net operating loss carryforwards that expire in the next five fiscal years are $152,000, $0, $16,000, $0 and $0, respectively. Approximately $41,000, $39,000, $43,000, $25,000 and $32,000 of the tax credit carryforwards expire in each of the next five fiscal years.

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

A summary of stock options issued and outstanding under these plans is as follows:

	NUMBER OF SHARES	WEIGHTED AVG. OPTION PRICE
Balance at October 31, 2004	258,122	$7.50
Granted	148,075	$1.69
Cancelled	(50,429)	$8.68
Exercised	(1,000)	$2.60
Balance at October 31, 2005	354,768	$4.92
Granted	123,000	$0.55
Cancelled	(71,315)	$7.81
Exercised	—	$—
Balance at October 31, 2006	406,453	$3.04

Exercisable Options at:
October 31, 2005	176,750	$7.77
October 31, 2006	392,281	$3.07

In fiscal year 2002, pursuant to an option exchange program approved by the Company’s Board of Directors, the Company allowed employees to cancel any or all of their current stock options which were issued pursuant to the 1988 or 1997 plans and which had exercise prices of $20 per share or greater in exchange for a grant of the same number of stock options cancelled in six months and one day from the date of cancellation at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Under this program, 52,913 stock options were voluntarily cancelled at a weighted average option price of $27.52 and 52,913 stock options were subsequently granted at an option price of $3.60. This option exchange resulted in variable accounting for 6,250 of the stock options granted under the program. Variable accounting will continue until all stock options subject to variable accounting are exercised, cancelled or forfeited. In fiscal year ended October 31, 2006, 11,000 stock options remain under variable accounting treatment. There was no expense related to this variable accounting treatment in fiscal 2006 or fiscal 2005.

The estimated weighted average grant-date fair value of stock options granted is as follows: 2006 – $0.55, and 2005 – $1.69.

The following table summarizes stock options outstanding and exercisable at October 31, 2006.

	OUTSTANDING			EXERCISABLE
Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$ 0.50 - $ 0.61	123,000	6.78	$0.55	114,000	$0.55
$ 1.11 - $ 1.11	15,000	5.85	$1.11	15,000	$1.11
$ 1.70 - $ 2.48	108,950	5.53	$1.70	108,817	$1.70
$ 2.60 - $ 3.60	94,700	3.09	$3.09	94,700	$3.09
$ 4.36 - $ 6.44	32,052	3.16	$5.34	27,054	$5.38
$ 7.52 - $ 8.88	5,875	1.64	$8.61	5,834	$8.62
$ 11.60 - $ 14.25	14,626	0.55	$13.72	14,626	$13.72
$ 20.00 - $ 22.38	12,250	0.66	$20.39	12,250	$20.39
	406,453	4.78	$3.04	392,281	$3.07

At October 31, 2006 and 2005 there were no warrants outstanding.

EMPLOYEE STOCK PURCHASE PLAN

In March, 2005, shareholders approved the adoption of the 2005 Employee Stock Purchase Plan (the “2005 Plan”) to replace the earlier 2000 Employee Stock Purchase Plan which, by its terms, expired during 2005. The 2005 Plan authorizes the issuance of up to 100,000 shares of common stock. Under the terms of the 2005 Plan, eligible employees may purchase common stock annually at 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each offering period.

NOTE 11: EMPLOYEE SAVINGS PLAN

The Company provides a supplementary retirement savings plan that is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifty percent of their monthly earnings on a pre-tax basis, subject to annual contribution limitations. The Company made Safe Harbor matching contributions for fiscal year ended October 31, 2006 by matching 100% of each Plan participant’s contributions for the first 3% and 50% for the next 2% of participant’s contributions. The Company made matching contributions of one dollar for each dollar contributed by each Plan participant up to a maximum of $500 annually for fiscal year ended October 31, 2005.

The Company’s contributions under this program were approximately $88,000, and $20,000 for the years ended October 31, 2006, and 2005, respectively. In fiscal 2006 and 2005, $11,000 and $9,000,

respectively of contributions were funded from accumulated forfeitures and $77,000 and $11,000, respectively was expensed by the Company.

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

In October, 1999, the Company’s Board of Directors amended the terms of the Rights Plan to enable Mr. P.R. Peterson, a member of the Board of Directors of the Company, to purchase up to 30% of the common stock of the Company without being deemed an “Acquiring Person” within the meaning of the Rights Agreement. In March, 2002, the Company amended the terms of the Rights Plan to exclude Mr. Peterson completely from the definition of Acquiring Person, regardless of his share ownership.

NOTE 13:  NET LOSS PER SHARE

Basic net loss per share is computed using only weighted average common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the fiscal reporting periods. Because of our net loss, basic and diluted loss per share is the same.

	2006	2005
Loss from continuing operations	$(1,287,000)	$(2,320,000)
Loss from discontinued operations	—	(55,000)
Net loss	$(1,287,000)	$(2,375,000)
Weighted average shares outstanding – basic and diluted	3,675,120	2,997,329
Basic and diluted loss per share:
Continuing operations	$(0.35)	$(0.77)
Discontinued operations	$—	$(0.02)
Net loss per share	$(0.35)	$(0.79)

For the years ended October 31, 2006, and 2005, the Company had outstanding options to purchase 406,453, and 354,768 shares of the Company’s common stock, respectively. As the Company had a net loss, the inclusion of the aforementioned shares would have been anti-dilutive.

NOTE 14: CUSTOMER AND GEOGRAPHIC INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

During fiscal 2006 revenue from one customer accounted for 11.9% of net revenues. During fiscal 2005 revenue from one customer accounted for 12.3% of net revenues.

At October 31, 2006 one customer accounted for 11% of total accounts receivable. At October 31, 2005 two customers accounted for 19% and 12% of total accounts receivable.

CUSTOMER GEOGRAPHIC DATA

United States and export sales by geographic region as a percentage of net revenues at October 31 are as follows:

	2006	2005
United States	39%	46%
Europe & Canada	24%	27%
Asia-Pacific	36%	24%
South America	1%	3%
	100%	100%

NOTE 15: DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2004, the Company implemented a strategy to focus all of its resources on its core 2D machine vision business. In accordance with this plan, in the fourth quarter of fiscal 2004, the Company initiated and completed the sale of its 3D business unit, and all related patents, intellectual property, inventory and equipment. The terms of the sale included cash payments of $1.0 million and the opportunity to receive royalties on sales of certain products by the buyer for the next five years. Royalty income for fiscal year 2006 was $110,000 and was recorded in other income. There was no royalty income for fiscal year 2005. The financial results for all periods presented include the 3D business as discontinued operations.

The following are condensed statements of operations of the discontinued operations:

Statements of Operations

	2006	2005
Revenues	$—	$169,000
Cost of revenues	—	56,000
Gross profit	—	113,000
Total operating expenses	—	168,000
Net loss from operation of 3D business	$—	$(55,000)