Form 10KSB/A
period 2006-10-31
PPT VISION INC
filed 2007-02-07
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

(Amendment No. 1)

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

The Company had 4,545,773 shares of common stock, $.10 par value outstanding on January 19, 2007..

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-KSB will be incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held on March 8, 2007.

EXPLANATORY NOTE

This is Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB for the year ended October 31, 2006, which was originally filed with the Securities and Exchange Commission on January 26, 2007.   This amendment is being filed to include the number of shares of the Registrant outstanding common stock note cover page and to provide a current Consent of Virchow, Krause & Company, LLP, the independent public accountants.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, INC.

Date: February 7, 2007	By:	/s/Joseph C. Christenson
Joseph C. Christenson, President, Director
(Principal Executive Officer and Chief Financial Officer)

Date: February 7, 2007	/s/ Robert W. Heller, Director*
Robert W. Heller, Director

Date: February 7, 2007	/s/ Peter R. Peterson, Director*
Peter R. Peterson, Director

*Signature Pursuant to Power of Attorney dated January 26, 2007