Form 10QSB
period 2007-01-31
PPT VISION INC
filed 2007-02-28
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2007

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

Shares of $.10 par value common stock outstanding at February 27, 2007: 7,402,916

INDEX

PPT VISION, INC.

PPT VISION, INC.
BALANCE SHEETS

	January 31, 2007	October 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$278,000	$753,000
Accounts receivable, net	845,000	903,000
Inventories:
Manufactured and purchased parts	470,000	440,000
Work-in-process	29,000	15,000
Finished goods	23,000	15,000
Total inventories	522,000	470,000
Other current assets	127,000	135,000
Total current assets	1,772,000	2,261,000
Fixed assets, net	288,000	308,000
Intangible assets	18,000	22,000
Total assets	$2,078,000	$2,591,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$440,000	$487,000
Accrued expenses	138,000	138,000
Deferred revenue – customer advances	2,000	2,000
Total current liabilities	580,000	627,000
Shareholders’ equity
Common stock	455,000	453,000
Capital in excess of par value	36,634,000	36,625,000
Accumulated deficit	(35,591,000)	(35,114,000)
Total shareholders’ equity	1,498,000	1,964,000
Total liabilities and shareholders’ equity	$2,078,000	$2,591,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended January 31,
	2007	2006

Revenues	$1,041,000	$1,582,000
Cost of revenues	549,000	702,000
Gross profit	492,000	880,000

Expenses:
Sales and marketing	429,000	559,000
General and administrative	235,000	236,000
Research and development	306,000	329,000
Total expenses	970,000	1,124,000
Interest and other income	1,000	40,000
Net loss	$(477,000)	$(204,000)

Per share data:
Weighted average basic shares outstanding	4,546,000	2,999,000
Weighted average diluted shares outstanding	4,546,000	2,999,000
Basic and diluted loss per common share	$(0.10)	$(0.07)

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	January 31, 2007	January 31, 2006
Net loss	$(477,000)	$(204,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	6,000	1,000
Depreciation and amortization	32,000	44,000
Change in assets and liabilities:
Accounts receivable	58,000	(206,000)
Inventories	(52,000)	6,000
Other current assets	8,000	14,000
Accounts payable	(47,000)	128,000
Accrued expenses	—	(45,000)
Deferred revenue - customer advances	—	8,000
Total adjustments	(5,000)	(50,000)
Net cash used in operating activities	(472,000)	(254,000)
Cash flows from investing activities:	(7,000)	(5,000)
Purchase of fixed assets
Net cash used in investing activities	(7,000)	(5,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,000	—
Net cash provided by financing activities	4,000	—
Net decrease in cash and cash equivalents	(475,000)	(259,000)
Cash and cash equivalents at beginning of year	753,000	778,000
Cash and cash equivalents at end of period	$278,000	$519,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
January 31, 2007
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

The Balance Sheet at October 31, 2006 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2006 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB/A for the year ended October 31, 2006.

NOTE C – REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue was less than 10% of total revenues for the three months ended January 31, 2007 and 2006.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss for the three months ended January 31, 2007 of $477,000. Cash used in operations was $472,000 for the three months ended January 31, 2007.

On February 26, 2007, the Company agreed to issue $1,000,000 of securities in a private placement to Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who is purchasing the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and provide for additional working capital requirements. In the offering, the Company agreed to issue 2,857,143 shares of its common stock, together with seven—year warrants to purchase an additional 1,000,000 shares at a price of $0.50 per share. Although the offering was funded on February 26, 2007, issuance of the shares is subject to approval by the shareholders of the Company at the PPT VISION 2007 Annual Meeting of Shareholders of an increase in the shares of authorized common stock from 5,000,000 to 10,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next twelve months.

NOTE E – LOSS PER SHARE

At January 31, 2007, options to purchase 383,015 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. At January 31, 2006, options to purchase 331,330 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share.  As the Company had a net loss for both periods, the inclusion of outstanding options would have been anti-dilutive.

NOTE F – STOCK-BASED COMPENSATION

The Company has various types of stock-based compensation plans. These plans are administered by the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 10 of the Company’s consolidated financial statements in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006, for additional information related to these stock-based compensation plans.

Effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment SFAS No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company had adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation and, accordingly, recognized no compensation expense related to the stock-based plans prior to November 1, 2006.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on November 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized in 2007 includes compensation cost for all share-

based payments granted prior to, but not yet vested on, November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on November 1, 2006, the net loss and net loss per share for the three months ended January 31, 2007, were $6,000 and $0 lower, respectively, than if the Company had continued to account for stock-based compensation under SFAS No. 148.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended January 31, 2006:

Three Months Ended January 31,		2006
Net loss	As reported	$(204,000)
	Pro forma	$(248,000)

Stock based compensation	As reported	$1,000
	Pro forma	$(44,000)

Basic and diluted loss per share	As reported	$(0.07)
	Pro forma	$(0.08)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

For Periods Ended January 31,	2007	2006
Risk free interest rates	4.5%	N/A
Expected lives	7 Years	N/A
Expected volatility	264%	N/A
Expected dividends	0%	N/A

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The starting point for the historical period used is based on a material change in the Company’s operations that occurred in the first quarter of Fiscal 2003.

As of January 31, 2007 the estimated expense related to stock options outstanding and unvested will be $8,000 for the remaining quarters in the year ending October 31, 2007.  The estimated expense related to stock options outstanding and unvested will be $2,000 and $0 for the fiscal years ending October 31, 2008 and 2009, respectively.

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three months ended January 31, 2007 and 2006:

Three Months Ended January, 31	2007	2006
North America	43%	49%
Europe	21%	24%
Asia-Pacific	36%	27%
South America	0%	0%
	100%	100%

In the three-month period ended January 31, 2007, revenues from two customers represented approximately 13% and 11% of total revenue, respectively. In the three-month period ended January 31, 2006, revenues from one customer represented approximately 18% of total revenue.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

The FASB has published FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its financial statements.

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

NOTE I – SUBSEQUENT EVENT

Subsequent to the end of the first quarter ended January 31, 2007, PPT Vision closed on a $1,000,000 private placement with P. R. Peterson on February 26, 2007. Details of this closing can be found in Note D Liquidity and Capital Resources.

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

The Company’s revenues decreased 34% to $1,041,000 during the first quarter ended January 31, 2007 compared to revenues of $1,582,000 in the prior year’s first quarter. The Company’s net loss for the quarter ended January 31, 2007 increased to $477,000 or $.10 per share compared to $204,000 or $.07 per share in the prior year’s period. The decrease in revenue in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006 occurred as a result of a 32% decrease in revenue from the IMPACT product line and a 42% decrease in other revenue. The decrease in IMPACT revenue occurred for two reasons. The first was a sales mix shift toward IMPACT units with a lower selling price. The second was the Company’s decision to defer shipment on a number of new IMPACT units in backlog into the second quarter due to engineering and quality problems. The Company believes these engineering and quality problems will be solved in the second quarter and that normal shipments of the new product will commence in the second quarter. Other revenue declined due to reduced shipments of spare parts and legacy products. The Company expects minimal sales going forward from legacy products as sales of these products have been phased out and are no longer manufactured by the Company.

During the fiscal 2007 first quarter, revenues from outside North America accounted for 57% of revenues compared to 51% in the first quarter of fiscal 2006.

Total operating expenses for the three-month period ended January 31, 2007 were $970,000, a 14% decrease in comparison to total operating expenses of $1,124,000 in the prior year’s first quarter. The decrease in operating expenses from the first quarter of fiscal year 2007 compared to the same period in fiscal 2006 is from the Company’s continuing efforts to control costs primarily related to sales and marketing expenses.

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

Revenue Recognition

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Service revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed. Service revenue is less than 10% of total revenues for the three months ended January 31, 2007 and 2006.

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

RESULTS OF OPERATIONS

Revenues

Net revenues decreased 34% to $1,041,000 for the three-month period ended January 31, 2007, compared to net revenues of $1,582,000 for the same period in fiscal 2006. Unit sales for the three-month period ended January 31, 2007 decreased to 194 from 255 in the same period of fiscal 2006.  In the three-month period ended January 31, 2007, revenues from two customers represented approximately 13% and 11% of total revenue, respectively.  In the three-month period ended January 31, 2006, revenues from one customer represented approximately 18% of total revenue.

The decrease in IMPACT revenue occurred for two reasons. The first was a sales mix shift toward IMPACT units with a lower selling price. The second was the Company’s decision to defer shipment on a number of new IMPACT units in backlog into the second quarter due to engineering and quality problems. The Company believes these engineering and quality problems will be solved in the second quarter and that normal shipments of the new product will commence in the second quarter. Other revenue declined due to reduced shipments of spare parts and legacy products. The Company expects minimal sales going forward from legacy products as sales of these products have been phased out and are no longer manufactured by the Company.

During the first quarter of fiscal 2007, revenues from outside North America accounted for 57% of revenues compared to 51% in the fiscal 2006 first quarter.

Revenue trends may be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit decreased 44% to $492,000 for the three-month period ended January 31, 2007, compared to $880,000 for the same period in fiscal 2006.  As a percentage of net revenues, the gross profit for the first quarter of fiscal 2007 decreased to 47% compared to 56% in the same period of fiscal 2006. The decrease in gross margin is a reflection of the decrease in revenue during the first quarter of fiscal 2007. We expect that our future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses decreased 23% to $429,000 for the three-month period ended January 31, 2007 compared to $559,000 for the same period in fiscal 2006. As a percentage of net revenues, sales and marketing expenses increased to 41% for the first quarter 2007 compared to 35% for the same period in fiscal 2006. The Company expects sales and marketing expenses in absolute dollars to remain relatively flat for the remainder of fiscal 2007. Increases in sales and marketing expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased slightly to $235,000 for the three-month period ended January 31, 2007, compared to $236,000 for the same period in fiscal 2006. As a percentage of net revenues, general and administrative expenses increased to 23% for the first quarter of fiscal 2007 versus 15% for the same period in fiscal 2006. The Company expects general and administrative expenses to remain relatively flat for the remainder of fiscal 2007.

Research and development expenses decreased 7% to $306,000 for the three-month period ended January 31, 2007, compared to $329,000 for the same period in fiscal 2006. As a percentage of net revenues, research and development expenses increased to 29% for the first quarter of fiscal 2007, compared to 21% for the first quarter of fiscal 2006. The Company expects research and development expenses to remain relatively flat for the remainder of fiscal 2007.

The Company did not record an income tax benefit or expense for the three month periods ended January 31, 2007 or 2006.

The Company’s net loss for the first quarter of fiscal 2007 increased from year-ago levels to $477,000 or 10 cents per share, as compared with a loss of $204,000 or 7 cents per share for the same period in fiscal 2006. There were approximately 4.5 million shares outstanding during the three-month period ended January 31, 2007, as compared with approximately 3.0 million shares outstanding for the same period in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007 the Company had cash balances of $278,000, working capital of approximately $1.2 million and no long-term debt.

In the first quarter of fiscal 2007 the Company incurred a net loss of $477,000 which included non-cash charges related to depreciation and amortization of $32,000. The net loss for the quarter increased $273,000 from the $204,000 loss reported in the first quarter of fiscal 2006. For the quarter ended January 31, 2007, cash used in operating activities was $472,000.

On February 26, 2007, the Company agreed to issue $1,000,000 of securities in a private placement to Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who is purchasing the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and provide for additional working capital requirements. In the offering, the Company agreed to issue 2,857,143 shares of its common stock, together with seven—year warrants to purchase an additional 1,000,000 shares at a price of $0.50 per share. Although the offering was funded on February 26, 2007, issuance of the shares is subject to approval by the shareholders of the Company at the PPT VISION 2007 Annual Meeting of Shareholders of an increase in the shares of authorized common stock from 5,000,000 to 10,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next twelve months.

As of January 31, 2007, the Company had no outstanding debt.

Working capital decreased $442,000 to $1,192,000 at January 31, 2007 from $1,634,000 at October 31, 2006. The Company financed its operations during the first three months of fiscal 2007 through existing cash and cash equivalents. Accounts receivable decreased $58,000 and inventories increased $52,000 during the first three months of fiscal 2007. Accounts payable decreased by $47,000 while accrued expenses had no change during the first three months of fiscal 2007.

Net cash used in investing activities was $7,000 during the three months ended January 31, 2007 which accounted for the fixed asset additions during the quarter. This compares with $5,000 in fixed asset additions for the same period in fiscal 2006. The Company expects that fixed asset additions for the remaining quarters of fiscal 2007 to continue at approximately the same rate as the first quarter of fiscal 2007.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2007 due to the short maturities of these instruments.

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

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements. These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties. A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the year ended October 31, 2006 and other reports filed with the Securities and Exchange Commission.

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

PART II.             OTHER INFORMATION

Item 1:                         LEGAL PROCEEDINGS

None.

Item 2:                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2007, the Company agreed to issue $1,000,000 of securities in a private placement to Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who is purchasing the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and provide for additional working capital requirements. In the offering, the Company agreed to issue 2,857,143 shares of its common stock, together with seven—year warrants to purchase an additional 1,000,000 shares at a price of $0.50 per share. Although the offering was funded on February 26, 2007, issuance of the shares is subject to approval by the shareholders of the Company at the PPT VISION 2007 Annual Meeting of Shareholders of an increase in the shares of authorized common stock from 5,000,000 to 10,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next twelve months. The transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.                         DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4:                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:                         OTHER INFORMATION

None.

Item 6:                         EXHIBITS

(a)                      The following exhibits are included herein:

10.1                           Subscription Agreement dated February 26, 2007 between PPT Vision Inc. and the PR Peterson Keogh Plan

10.2                           Warrant dated February 26, 2007 to P. R. Peterson Keogh Plan

10.3                           Registration Rights Agreement dated February 26, 2007 between PPT Vision, Inc. and P. R. Peterson Keogh Plan

32.1                           Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a- 14 and 15d-14 of the Exchange Act).

32.1                           Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: February 28, 2007

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer