Form 10QSB
period 2007-04-30
PPT VISION INC
filed 2007-06-14
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007
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

Shares of $.10 par value common stock outstanding at May 31, 2007: 7,402,916

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	April 30, 2007	October 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$760,000	$753,000
Accounts receivable, net	1,034,000	903,000
Inventories:
Manufactured and purchased parts	552,000	440,000
Work-in-process	4,000	15,000
Finished goods	20,000	15,000
Total inventories	576,000	470,000
Other current assets	144,000	135,000
Total current assets	2,514,000	2,261,000

Fixed assets, net	288,000	308,000
Intangible assets, net	15,000	22,000
Total assets	$2,817,000	$2,591,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$651,000	$487,000
Accrued expenses	128,000	138,000
Deferred revenue – customer advances	2,000	2,000
Total current liabilities	781,000	627,000
Shareholders’ equity
Common stock	740,000	453,000
Capital in excess of par value	37,353,000	36,625,000
Accumulated deficit	(36,057,000)	(35,114,000)
Total shareholders’ equity	2,036,000	1,964,000
Total liabilities and shareholders’ equity	$2,817,000	$2,591,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenues	$1,245,000	$1,408,000	$2,286,000	$2,990,000
Cost of revenues	626,000	672,000	1,175,000	1,374,000
Gross profit	619,000	736,000	1,111,000	1,616,000
Expenses:
Sales and marketing	495,000	543,000	924,000	1,102,000
General and administrative	256,000	249,000	491,000	485,000
Research and development	341,000	357,000	647,000	686,000
Total expenses	1,092,000	1,149,000	2,062,000	2,273,000
Interest and other income	7,000	129,000	8,000	169,000
Net loss	$(466,000)	$(284,000)	$(943,000)	$(488,000)
Per share data:
Weighted average basic shares outstanding	6,247,000	3,655,000	5,382,000	3,321,000
Weighted average diluted shares outstanding	6,247,000	3,655,000	5,382,000	3,321,000
Net loss	$(0.07)	$(0.08)	$(0.18)	$(0.15)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	April 30, 2007	April 30, 2006
Net loss	$(943,000)	$(488,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	11,000	1,000
Depreciation and amortization	62,000	86,000
Gain on sale of securities	—	(72,000)
Change in allowance for doubtful accounts	—	(5,000)

Change in assets and liabilities:
Accounts receivable	(131,000)	(168,000)
Inventories	(106,000)	42,000
Other current assets	(9,000)	37,000
Accounts payable	164,000	52,000
Accrued expenses	(10,000)	(84,000)
Deferred revenue - customer advances	—	3,000
Total adjustments	(19,000)	(108,000)
Net cash used in operating activities	(962,000)	(596,000)
Cash flows from investing activities:
Purchase of fixed assets	(35,000)	(29,000)
Proceeds from sale of security	—	94,000
Net cash used in (provided by) investing activities	(35,000)	65,000
Cash flows from financing activities:
Proceeds from issuance of common stock	1,004,000	400,000
Net cash provided by financing activities	1,004,000	400,000
Net increase (decrease) in cash and cash equivalents	7,000	(131,000)
Cash and cash equivalents at beginning of year	753,000	778,000
Cash and cash equivalents at end of period	$760,000	$647,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2007

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

NOTE C – REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue was less than 10% of total revenues for the three and six months ended April 30, 2007 and 2006.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss for the three and six months ended April 30, 2007 of $466,000 and $943,000, respectively. Cash used in operations was $962,000 for the six months ended April 30, 2007.

On February 26, 2007, the Company agreed to issue $1,000,000 of securities in a private placement to the Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who purchased the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and provide for additional working capital requirements. In the offering, the Company agreed to issue 2,857,143 shares of its common stock, together with seven-year warrants to purchase an additional 1,000,000 shares at a price of $0.50 per share. The offering was funded on February 26, 2007. The shares were issued on March 9, 2007 following the approval by the shareholders of the Company at the PPT VISION 2007 Annual Meeting of Shareholders for an increase in the shares of authorized common stock from 5,000,000 to 10,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs for the remainder of fiscal year 2007.

Beyond the end of fiscal year 2007, the Company estimates that if revenues do not increase to a level sufficient to generate positive cash flow, some form of external financing will be required. The Company believes that a variety of financing alternatives will be available including external borrowing against accounts receivable and inventory, or the sale of equity to the public or strategic partners.

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

NOTE E – LOSS PER SHARE

At April 30, 2007, options to purchase 390,449 shares and warrants to purchase 1,000,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. At April 30, 2006, options to purchase 327,380 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. As the Company had a net loss for both periods, the inclusion of outstanding options would have been anti-dilutive.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on November 1, 2006 that are subsequently modified, repurchased, cancelled or vested. Under the modified prospective approach, compensation cost recognized in 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on November 1, 2006, the net loss and net loss per share for the three months ended April 30, 2007, were $5,000 and $0.01 higher, respectively, than if the Company had continued to account for stock-based compensation under SFAS No. 148. The net loss and net loss per share for the six months ended April 30, 2007, were $11,000 and $0.01 higher, respectively.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three and six months ended April 30, 2006:

Three Months Ended April 30, 2006
Net loss	As reported	$(284,000)
	Pro forma	$(322,000)

Stock based compensation	As reported	$—
	Pro forma	$(38,000)

Basic and diluted loss per share	As reported	$(0.08)
	Pro forma	$(0.09)

Six Months Ended April 30, 2006
Net loss	As reported	$(488,000)
	Pro forma	$(569,000)

Stock based compensation	As reported	$1,000
	Pro forma	$(81,000)

Basic and diluted loss per share	As reported	$(0.15)
	Pro forma	$(0.17)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

For All Periods Ended April 30,	2007	2006
Risk free interest rates	4.5%	4.0%
Expected lives	7 Years	7 Years
Expected volatility	275%	221%
Expected dividends	0%	0%

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The starting point for the historical period used is based on a material change in the Company’s operations that occurred in the first quarter of Fiscal 2003.

As of April 30, 2007 the estimated expense related to stock options outstanding and unvested will be $4,000 for the remaining quarters in the year ending October 31, 2007. The estimated expense related to stock options outstanding and unvested will be $3,000, $1,000 and $0 for the fiscal years ending October 31, 2008, 2009 and 2010, respectively.

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location for the three months ended April 30, 2007 and 2006:

Three Months Ended April 30,	2007	2006
North America	53%	44%
Europe	20%	11%
Asia-Pacific	27%	45%
South America	0%	0%
	100%	100%

Six Months Ended April 30,	2007	2006
North America	49%	46%
Europe	20%	18%
Asia-Pacific	31%	36%
South America	0%	0%
	100%	100%

In the three-month period ended April 30, 2007, revenues from two customers represented approximately 17% and 12% of total revenue, respectively. In the three-month period ended April 30, 2006, revenues from three customers represented approximately 14%, 13% and 10% of total revenue.  In the six-month period ended April 30, 2007, revenues from two customers represented approximately 14% and 10% of total revenue, respectively.  In the six-month period ended April 30, 2006, revenues from one customer represented approximately 13% of the total revenue.

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

The Company’s revenues decreased 12% to $1,245,000 during the second quarter ended April 30, 2007 compared to revenues of $1,408,000 in the prior year’s second quarter. The Company’s net loss for the quarter ended April 30, 2007 increased to $466,000 or $.07 per share compared to $284,000 or $.08 per share in the prior year’s period. The decrease in revenue in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006 occurred as a result of a sales mix shift toward IMPACT units with a lower selling price. IMPACT unit volume increased 6% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. However, approximately 45% of the Company’s unit volume represented sales of the Company’s new lower priced IMPACT A10 product causing the decline in average selling price and total revenue in comparison to the prior year’s second quarter of fiscal 2006.

Revenues decreased 24% to $2,286,000 during the six-month period ended April 30, 2007 compared to $2,990,000 during the prior year’s six-month period and the loss increased to $943,000 or $0.18 per share during the six-month period ended April 30, 2007 compared to a loss of $488,000 or $0.15 per share in the prior year’s period.

During the fiscal 2007 second quarter, revenues from outside North America accounted for 47% of revenues compared to 56% in the second quarter of fiscal 2006. During the first six months of fiscal 2007, revenues from outside North America accounted for 51% compared to 54% in the first six months of fiscal 2006.

Total operating expenses for the three-month period ended April 30, 2007 were $1,092,000, a 5% decrease in comparison to total operating expenses of $1,149,000 in the prior year’s second quarter. The decrease in operating expenses from the second quarter of fiscal year 2007 compared to the same period in fiscal 2006 is from the Company’s continuing efforts to control costs.

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

Revenue Recognition

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Service revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed. Service revenue is less than 10% of total revenues for the three and six months ended April 30, 2007 and 2006.

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

RESULTS OF OPERATIONS

Revenues

Net revenues decreased 12% to $1,245,000 for the three-month period ended April 30, 2007, compared to net revenues of $1,408,000 for the same period in fiscal 2006. For the six-month period ended April 30, 2007, revenues decreased 24% to $2,286,000 from $2,990,000 for the same period in fiscal 2006. Unit sales for the three-month period ended April 30, 2007 increased to 328 from 305 in the same period of fiscal 2006. Unit Sales for the six-month period ended April 30, 2007 decreased to 522 from 560 in the same period of fiscal 2006. In the three-month period ended April 30, 2007, revenues from two customers represented approximately 17% and 12% of total revenue, respectively. In the three-month period ended April 30, 2006, revenues from three customers represented approximately 14%, 13% and 10% of total revenue. In the six-month period ended April 30, 2007 revenues from two customers represented approximately 14% and 10% of the total revenue, respectively. In the six-month period ended April 30, 2006, revenues from one customer represented approximately 13% of total revenue.

The decrease in revenue in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006 occurred as a result of a sales mix shift toward IMPACT units with a lower selling price. IMPACT unit volume increased 6% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. However, approximately 45% of the Company’s unit volume represented sales of the Company’s new lower priced IMPACT A10 product causing the decline in average selling price and total revenue in comparison to the prior years second quarter of fiscal 2006.

During the second quarter of fiscal 2007, revenues from outside North America accounted for 47% of revenues compared to 56% in the fiscal 2006 second quarter.  During the first six months of fiscal 2007, revenues from outside North America accounted for 51% compared to 54% in the first six months of fiscal 2006.

Revenue trends may be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit decreased 16% to $619,000 for the three-month period ended April 30, 2007, compared to $736,000 for the same period in fiscal 2006. For the six-month period ended April 30, 2007, gross profit decreased 31% to $1,111,000 from $1,616,000 for the same period in fiscal 2006. As a percentage of net revenues, the gross profit for the second quarter of fiscal 2007 decreased to 50% compared to 52% in the same period of fiscal 2006. For the six-month period ended April 30, 2007, gross profit as a percentage of net revenue decreased to 49% compared to 54% in the same period of fiscal 2006. The decrease in gross margin is a reflection of the decrease in revenue during the second quarter of fiscal 2007 compared to the same period in the prior year. We expect that our future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses decreased 9% to $495,000 for the three-month period ended April 30, 2007 compared to $543,000 for the same period in fiscal 2006. For the six-month period ended April 30, 2007, sales and marketing expenses decreased 16% to $924,000 from $1,102,000 for the same period in fiscal 2006. As a percentage of net revenues, sales and marketing expenses increased slightly to 40% for the second quarter 2007 compared to 39% for the same period in fiscal 2006. For the six-month period ended April 30, 2007, sales and marketing expenses as a percentage of net revenues increased to 40% compared to 37% in the same period in fiscal 2006. The Company expects sales and marketing expenses in absolute dollars to increase modestly for the remainder of fiscal 2007 for the support and promotion of two major exhibitions in the second half of fiscal 2007. Increases in sales expenditures may also occur to the extent that revenue growth is achieved.

General and administrative expenses increased 3% to $256,000 for the three-month period ended April 30, 2007, compared to $249,000 for the same period in fiscal 2006. For the six-month period ended April 30, 2007, general and administrative expenses increased slightly to $491,000 compared to $485,000 in the same period in fiscal 2006. As a percentage of net revenues, general and administrative expenses increased to 21% for the second quarter of fiscal 2007 versus 18% for the same period in fiscal 2006. For the six-month period ended April 30, 2007, general and administrative expenses as a percentage of net revenues increased to 21% from 16% in the same period in fiscal 2006. The Company expects general and administrative expenses to remain relatively flat for the remainder of fiscal 2007.

Research and development expenses decreased 4% to $341,000 for the three-month period ended April 30, 2007, compared to $357,000 for the same period in fiscal 2006. For the six-month period ended April 30, 2007, research and development expenses decreased 6% to $647,000 from $686,000 in the same period in fiscal 2006. As a percentage of net revenues, research and development expenses increased to 27% for the second quarter of fiscal 2007, compared to 25% for the second quarter of fiscal 2006. For the six-month period ended April 30, 2007, research and development expenses as a percentage of net revenues increased to 28% from 23% in the same period in fiscal 2006. The Company expects research and development expenses to remain relatively flat for the remainder of fiscal 2007.

The Company did not record an income tax benefit or expense for the three and six month periods ended April 30, 2007 or 2006.

The Company’s net loss for the second quarter of fiscal 2007 increased from year-ago levels to $466,000 or $0.07 per share, as compared with a loss of $284,000 or $0.08 per share for the same period in fiscal 2006. The Company’s net loss for the six-month period ended April 30, 2007 decreased to $943,000 or $0.18 per share, as compared with a loss of $488,000 or $0.15 per share for the same period in fiscal 2006. There were approximately 6.2 million shares outstanding during the three-month period ended April 30, 2007, as compared with approximately 3.7 million shares outstanding for the same period in fiscal 2006. There were approximately 5.4 million shares outstanding during the six-month period ended April 30, 2007, as compared with approximately 3.3 million shares outstanding for the same period in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2007 the Company had cash balances of $760,000, working capital of approximately $1.7 million and no long-term debt.

In the second quarter of fiscal 2007 the Company incurred a net loss of $466,000 which included non-cash charges related to depreciation and amortization of $30,000. The net loss for the quarter increased $182,000 from the $284,000 loss reported in the second quarter of fiscal 2006. For the quarter ended April 30, 2007, cash used in operating activities was $962,000.

On February 26, 2007, the Company agreed to issue $1,000,000 of securities in a private placement to the Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who purchased the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and provide for additional working capital requirements. In the offering, the Company agreed to issue 2,857,143 shares of its common stock, together with seven-year warrants to purchase an additional 1,000,000 shares at a price of $0.50 per share. The offering was funded on February 26, 2007. The shares were issued on March 9, 2007 following the approval by the shareholders of the Company at the PPT VISION 2007 Annual Meeting of Shareholders for an increase in the shares of authorized common stock from 5,000,000 to 10,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs for the remainder of fiscal year 2007.

Beyond the end of fiscal year 2007, the Company estimates that if revenues do not increase to a level sufficient to generate positive cash flow, some form of external financing will be required. The Company believes that a variety of financing alternatives will be available including external borrowing against accounts receivable and inventory, or the sale of equity to the public or strategic partners.

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

As of April 30, 2007, the Company had no outstanding debt.

Working capital increased $99,000 to $1,733,000 at April 30, 2007 from $1,634,000 at October 31, 2006. The Company financed its operations during the first six months of fiscal 2007 through existing cash and cash equivalents, which was partially funded through the private placement held in February, 2007. Accounts receivable increased $131,000 and inventories increased $106,000 during the first six months of fiscal 2007. Accounts payable increased by $164,000 while accrued expenses decreased by $10,000 during the first six months of fiscal 2007.

Net cash used in investing activities was $35,000 during the six months ended April 30, 2007 which accounted for fixed asset additions during the first six months of fiscal 2007. This compares with $29,000 in fixed asset additions and a sale of stock with proceeds of $94,000 for the same period in fiscal 2006. The Company expects that fixed asset additions for the remaining quarters of fiscal 2007 to continue at approximately the same rate as the first two quarters of fiscal 2007.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2007 due to the short maturities of these instruments.

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

On February 26, 2007, the Company agreed to issue $1,000,000 of securities in a private placement to the Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who purchased the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and provide for additional working capital requirements. In the offering, the Company agreed to issue 2,857,143 shares of its common stock, together with seven-year warrants to purchase an additional 1,000,000 shares at a price of $0.50 per share. The offering was funded on February 26, 2007. The shares were issued on March 9, 2007 following the approval by the shareholders of the Company at the PPT VISION 2007 Annual Meeting of Shareholders for an increase in the shares of authorized common stock from 5,000,000 to 10,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. The transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 2007 the Company held its Annual Meeting of Shareholders. Of the 4,545,773 shares of common stock outstanding and entitled to vote at the meeting, 4,407,766 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

	A.	To elect three (3) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

Name of Nominee	For	Withheld
Joseph C. Christenson	4,373,824	33,942
Robert W. Heller	4,374,223	33,543
Peter R. Peterson	4,367,284	40,482

B.

The second matter related to the approval to adopt the PPT VISION, Inc. 2007 Stock Plan. 3,125,457 votes were cast for approval and 63,396 were cast against approval. There were 2,889 abstentions and 1,216,024 broker non-votes.

C.

The third matter related to the approval of an amendment to the Company’s Articles of Incorporation to increase the authorized common stock of the Company from 5,000,000 to 10,000,000 shares. 4,309,016 votes were cast for approval and 96,017 were cast against approval. There were 2,733 abstentions and zero broker non-votes.

Based on these voting results, each of the directors nominated were elected and the second and third matters were approved.

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

Date: June 14, 2007

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer