Form 10QSB
period 2007-07-31
PPT VISION INC
filed 2007-09-14
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

Shares of $.10 par value common stock outstanding at August 31, 2007: 7,402,916

INDEX

PPT VISION, INC.

PPT VISION, INC.
BALANCE SHEETS

	July 31, 2007	October 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$364,000	$753,000
Accounts receivable, net	947,000	903,000
Inventories:
Manufactured and purchased parts	526,000	440,000
Work-in-process	33,000	15,000
Finished goods	28,000	15,000
Total inventories	587,000	470,000
Other current assets	44,000	50,000
Total current assets	1,942,000	2,176,000
Fixed assets, net	267,000	308,000
Intangible and other assets, net	97,000	107,000
Total assets	$2,306,000	$2,591,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$532,000	$487,000
Accrued expenses	140,000	138,000
Deferred revenue – customer advances	6,000	2,000
Total current liabilities	678,000	627,000
Shareholders’ equity
Common stock	740,000	453,000
Capital in excess of par value	37,355,000	36,625,000
Accumulated deficit	(36,467,000)	(35,114,000)
Total shareholders’ equity	1,628,000	1,964,000

Total liabilities and shareholders’ equity	$2,306,000	$2,591,000

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Revenues	$1,285,000	$1,377,000	$3,571,000	$4,367,000
Cost of revenues	688,000	644,000	1,863,000	2,018,000
Gross profit	597,000	733,000	1,708,000	2,349,000
Expenses:
Sales and marketing	501,000	545,000	1,425,000	1,647,000
General and administrative	201,000	227,000	692,000	712,000
Research and development	307,000	347,000	954,000	1,033,000
Total expenses	1,009,000	1,119,000	3,071,000	3,392,000
Interest and other income	3,000	5,000	11,000	174,000
Net loss	$(409,000)	$(381,000)	$(1,352,000)	$(869,000)
Per share data:
Weighted average basic shares outstanding	7,403,000	3,805,000	6,063,000	3,484,000
Weighted average diluted shares outstanding	7,403,000	3,805,000	6,063,000	3,484,000
Net loss	$(0.06)	$(0.10)	$(0.22)	$(0.25)

See accompanying notes to condensed financial statements

PPT VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2007	July 31, 2006
Net loss	$(1,352,000)	$(869,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	13,000	2,000
Depreciation and amortization	90,000	126,000
Gain on sale of securities	—	(72,000)
Change in allowance for doubtful accounts	(4,000)	—
Change in assets and liabilities:
Accounts receivable	(40,000)	(57,000)
Inventories	(117,000)	64,000
Other current assets	6,000	50,000
Accounts payable	45,000	68,000
Accrued expenses	2,000	(86,000)
Deferred revenue – customer advances	4,000	17,000
Total adjustments	(1,000)	112,000
Net cash used in operating activities	(1,353,000)	(757,000)
Cash flows from investing activities:
Purchase of fixed assets	(40,000)	(38,000)
Proceeds from sale of securities	—	94,000
Net cash (used in) provided by investing activities	(40,000)	56,000
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,004,000	405,000
Net cash provided by financing activities	1,004,000	405,000
Net decrease in cash and cash equivalents	(389,000)	(296,000)
Cash and cash equivalents at beginning of year	753,000	778,000
Cash and cash equivalents at end of period	$364,000	$482,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

July 31, 2007

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

NOTE C – REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue was less than 10% of total revenues for the three and nine months ended July 31, 2007 and 2006.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss for the three and nine months ended July 31, 2007 of $409,000 and $1,352,000, respectively. Cash used in operations was $1,353,000 for the nine months ended July 31, 2007.

On August 30, 2007, the Company agreed to issue $500,000 of securities in a private placement to Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who is purchasing the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and acquire additional working capital. In the offering, the Company agreed to issue 2,500,000 shares of its common stock, together with seven-year warrants to purchase an additional 1,000,000 shares at a price of $0.25 per share. Although the offering was funded on August 30, 2007, issuance of the shares and warrants are subject to approval by the shareholders of the Company at the PPT VISION 2008 Annual Meeting of Shareholders of an increase in the shares of authorized common stock from 10,000,000 to 20,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next nine to twelve months.

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

NOTE E – LOSS PER SHARE

At July 31, 2007, options to purchase 382,315 shares and warrants to purchase 1,000,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. At July 31, 2006, options to purchase 332,330 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. As the Company had a net loss for both periods, the inclusion of outstanding options and warrants would have been anti-dilutive.

NOTE F – STOCK-BASED COMPENSATION

The Company has various types of stock-based compensation plans. These plans are administered by the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 10 of the Company’s consolidated financial statements in the Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 2006, for additional information related to these stock-based compensation plans.

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

As a result of adopting SFAS 123R on November 1, 2006, the net loss and net loss per share for the three months ended July 31, 2007, were $2,000 and $0.00 higher, respectively, than if the Company had continued to account for stock-based compensation under SFAS No. 148. The net loss and net loss per share for the nine months ended July 31, 2007, were $13,000 and $0.00 higher, respectively.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three and nine months ended July 31, 2006:

Three Months Ended July 31, 2006
Net loss	As reported	$(381,000)
	Pro forma	$(425,000)

Stock based compensation	As reported	$1,000
	Pro forma	$(44,000)

Basic and diluted loss per share	As reported	$(0.10)
	Pro forma	$(0.11)

Nine Months Ended July 31, 2006
Net loss	As reported	$(869,000)
	Pro forma	$(994,000)

Stock based compensation	As reported	$2,000
	Pro forma	$(125,000)

Basic and diluted loss per share	As reported	$(0.25)
	Pro forma	$(0.29)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

For All Periods Ended July 31,	2007	2006
Risk free interest rates	4.8%	4.0%
Expected lives	7 Years	7 Years
Expected volatility	280%	221%
Expected dividends	0%	0%

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The starting point for the historical period used is based on a material change in the Company’s operations that occurred in the first quarter of Fiscal 2003.

As of July 31, 2007 the estimated expense related to stock options outstanding and unvested will be $2,000 for the remaining quarter in the year ending October 31, 2007. The estimated expense related to stock options outstanding and unvested will be $4,000, $2,000 and $1,000 for the fiscal years ending October 31, 2008, 2009 and 2010, respectively.

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s revenues (including sales delivered through international distributors) by geographic location for the three and nine months ended July 31, 2007 and 2006:

Three Months Ended July 31,	2007	2006
North America	59%	38%
Europe	18%	22%
Asia-Pacific	23%	39%
South America	0%	1%
	100%	100%

Nine Months Ended July 31,	2007	2006
North America	52%	44%
Europe	20%	19%
Asia-Pacific	28%	36%
South America	0%	1%
	100%	100%

In the three-month period ended July 31, 2007, revenues from one customer represented approximately 10% of total revenue. In the three-month period ended July 31, 2006, revenues from three customers represented approximately 15%, 15% and 11% of total revenue. In the nine-month period ended July 31, 2007, revenues from two customers each represented approximately 10% of total revenue, respectively. In the nine-month period ended July 31, 2006, revenues from two customers represented approximately 14% and 11% of the total revenue, respectively.

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

NOTE I – SUBSEQUENT EVENT

Subsequent to the end of the third quarter ended July 31, 2007, PPT Vision closed on a $500,000 private placement with P. R. Peterson on August 30, 2007. Details of this closing can be found in Note D Liquidity and Capital Resources.

NOTE J – RECLASSIFICATION

The October 31, 2006 other current assets has been reclassified to be consistent with the current-year presentation. The balance decreased by $84,596 and is included in other long-term assets. The reclassification did not affect net loss or shareholders’ equity.

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

The Company’s revenues decreased 7% to $1,285,000 during the third quarter ended July 31, 2007 compared to revenues of $1,377,000 in the prior year’s third quarter. The Company’s net loss for the quarter ended July 31, 2007 increased to $409,000 or $.06 per share compared to $381,000 or $.10 per share in the prior year’s period. The decrease in revenue in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006 occurred as a result of a sales mix shift toward IMPACT units with a lower selling price. IMPACT unit volume increased 2% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

Revenues decreased 18% to $3,571,000 during the nine-month period ended July 31, 2007 compared to $4,367,000 during the prior year’s nine-month period and the loss increased to $1,352,000 or $0.22 per share during the nine-month period ended July 31, 2007 compared to a loss of $869,000 or $0.25 per share in the prior year’s period.

During the fiscal 2007 third quarter, revenues from outside North America accounted for 41% of revenues compared to 62% in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, revenues from outside North America accounted for 48% compared to 56% in the first nine months of fiscal 2006.

Total operating expenses for the three-month period ended July 31, 2007 were $1,009,000, a 10% decrease in comparison to total operating expenses of $1,119,000 in the prior year’s third quarter. The decrease in operating expenses from the third quarter of fiscal year 2007 compared to the same period in fiscal 2006 is from the Company’s continuing efforts to control costs.

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

Revenue Recognition

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been substantially met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Service revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed. Service revenue is less than 10% of total revenues for the three and nine months ended July 31, 2007 and 2006.

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

RESULTS OF OPERATIONS

Revenues

Net revenues decreased 7% to $1,285,000 for the three-month period ended July 31, 2007, compared to net revenues of $1,377,000 for the same period in fiscal 2006. For the nine-month period ended July 31, 2007, revenues decreased 18% to $3,571,000 from $4,367,000 for the same period in fiscal 2006. Unit sales for the three-month period ended July 31, 2007 increased to 269 from 263 in the same period of fiscal 2006. Unit Sales for the nine-month period ended July 31, 2007 decreased to 791 from 823 in the same period of fiscal 2006. In the three-month period ended July 31, 2007, revenues from one customer represented approximately 10% of total revenue. In the three-month period ended July 31, 2006, revenues from three customers represented approximately 15%, 15% and 11% of total revenue. In the nine-month period ended July 31, 2007 revenues from two customers each represented approximately 10% of total revenue, respectively. In the nine-month period ended July 31, 2006, revenues from two customers represented approximately 14% and 11% of total revenue, respectively.

The decrease in revenue in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006 occurred as a result of a sales mix shift toward IMPACT units with a lower selling price. IMPACT unit volume increased 2% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.

During the third quarter of fiscal 2007, revenues from outside North America accounted for 41% of revenues compared to 62% in the fiscal 2006 third quarter.  During the first nine months of fiscal 2007, revenues from outside North America accounted for 48% compared to 56% in the first nine months of fiscal 2006.

Revenue trends may be inconsistent given the nature of the machine vision industry and the capital nature of our product.

Gross profit decreased 19% to $597,000 for the three-month period ended July 31, 2007, compared to $733,000 for the same period in fiscal 2006. For the nine-month period ended July 31, 2007, gross profit decreased 27% to $1,708,000 from $2,349,000 for the same period in fiscal 2006. As a percentage of net revenues, the gross profit for the third quarter of fiscal 2007 decreased to 46% compared to 53% in the same period of fiscal 2006. For the nine-month period ended July 31, 2007, gross profit as a percentage of net revenue decreased to 48% compared to 54% in the same period of fiscal 2006. The decrease in gross margin is a reflection of the decrease in revenue during the third quarter of fiscal 2007 compared to the same period in the prior year and sale of IMPACT units, which have a lower gross profit margin. We expect that our future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses decreased 8% to $501,000 for the three-month period ended July 31, 2007 compared to $545,000 for the same period in fiscal 2006. For the nine-month period ended July 31, 2007, sales and marketing expenses decreased 13% to $1,425,000 from $1,647,000 for the same period in fiscal 2006. As a percentage of net revenues, sales and marketing expenses decreased slightly to 39% for the third quarter 2007 compared to 40% for the same period in fiscal 2006. For the nine-month period ended July 31, 2007, sales and marketing expenses as a percentage of net revenues increased to 40% compared to 38% in the same period in fiscal 2006. The Company expects sales and marketing expenses in absolute dollars to increase modestly for the remainder of fiscal 2007 for the support and promotion of one major exhibition in the last quarter of fiscal 2007. Increases in sales expenditures may also occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 11% to $201,000 for the three-month period ended July 31, 2007, compared to $227,000 for the same period in fiscal 2006. For the nine-month period ended July 31, 2007, general and administrative expenses decreased 3% to $692,000 compared to $712,000 in the same period in fiscal 2006. As a percentage of net revenues, general and administrative expenses remained relatively flat at 16% for the third quarter of fiscal 2007 and the same period in fiscal 2006. For the nine-month period ended July 31, 2007, general and administrative expenses as a percentage of net revenues increased to 19% from 16% in the same period in fiscal 2006. The Company expects general and administrative expenses to remain relatively flat for the remainder of fiscal 2007.

Research and development expenses decreased 12% to $307,000 for the three-month period ended July 31, 2007, compared to $347,000 for the same period in fiscal 2006. For the nine-month period ended July 31, 2007, research and development expenses decreased 8% to $954,000 from $1,033,000 in the same period in fiscal 2006. As a percentage of net revenues, research and development expenses decreased slightly to 24% for the third quarter of fiscal 2007, compared to 25% for the third quarter of fiscal 2006. For the nine-month period ended July 31, 2007, research and development expenses as a percentage of net revenues increased to 27% from 24% in the same period in fiscal 2006. The Company expects research and development expenses to remain relatively flat for the remainder of fiscal 2007.

The Company did not record an income tax benefit or expense for the three and nine month periods ended July 31, 2007 or 2006.

The Company’s net loss for the third quarter of fiscal 2007 increased from year-ago levels to $409,000 or $0.06 per share, as compared with a loss of $381,000 or $0.10 per share for the same period in fiscal 2006. The Company’s net loss for the nine-month period ended July 31, 2007 increased to $1,352,000 or $0.22 per share, as compared with a loss of $869,000 or $0.25 per share for the same period in fiscal 2006. There were approximately 7.4 million shares outstanding during the three-month period ended July 31, 2007, as compared with approximately 3.8 million shares outstanding for the same period in fiscal 2006. There were approximately 6.1 million shares outstanding during the nine-month period ended July 31, 2007, as compared with approximately 3.5 million shares outstanding for the same period in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2007 the Company had cash balances of $364,000, working capital of approximately $1.3 million and no long-term debt.

In the third quarter of fiscal 2007 the Company incurred a net loss of $409,000 which included non-cash charges related to depreciation and amortization of $28,000. The net loss for the quarter increased $28,000 from the $381,000 loss reported in the third quarter of fiscal 2006. For the nine months ended July 31, 2007, cash used in operating activities was $1,353,000.

On August 30, 2007, the Company agreed to issue $500,000 of securities in a private placement to Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who is purchasing the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and acquire additional working capital. In the offering, the Company agreed to issue 2,500,000 shares of its common stock, together with seven-year warrants to purchase an additional 1,000,000 shares at a price of $0.25 per share. Although the offering was funded on August 30, 2007, issuance of the shares and warrants are subject to approval by the shareholders of the Company at the PPT VISION 2008 Annual Meeting of Shareholders of an increase in the shares of authorized common stock from 10,000,000 to 20,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next nine to twelve months.

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

As of July 31, 2007, the Company had no outstanding debt.

Working capital decreased $285,000 to $1,264,000 at July 31, 2007 from $1,549,000 at October 31, 2006. The Company financed its operations during the first nine months of fiscal 2007 through existing cash and cash equivalents, which was partially funded through the private placement held in February, 2007. Accounts receivable increased $40,000 and inventories increased $117,000 during the first nine months of fiscal 2007. Accounts payable increased by $45,000 while accrued expenses also increased by $2,000 during the first nine months of fiscal 2007.

Net cash used in investing activities was $40,000 during the nine months ended July 31, 2007 which accounted for fixed asset additions during the first nine months of fiscal 2007. This compares with $38,000 in fixed asset additions and a sale of stock with proceeds of $94,000 for the same period in fiscal 2006. The Company expects that fixed asset additions for the remaining quarter of fiscal

2007 to continue at approximately the same rate as the first three quarters of fiscal 2007.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at July 31, 2007 due to the short maturities of these instruments.

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

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements. These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties. A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB/A for the year ended October 31, 2006 and other reports filed with the Securities and Exchange Commission.

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

On August 30, 2007, the Company agreed to issue $500,000 of securities in a private placement to Company’s current largest shareholder and a director, Mr. Peter R. Peterson, who is purchasing the securities through the P. R. Peterson Keogh Plan. The Company entered in the agreement to strengthen its balance sheet and provide for additional working capital requirements. In the offering, the Company agreed to issue 2,500,000 shares of its common stock, together with seven–year warrants to purchase an additional 1,000,000 shares at a price of $0.25 per share. Although the offering was funded on August 30, 2007, issuance of the shares and warrants are subject to approval by the shareholders of the Company at the PPT VISION 2008 Annual Meeting of Shareholders of an increase in the shares of authorized common stock from 10,000,000 to 20,000,000. The Company and Mr. Peterson also entered into a Registration Rights Agreement under which the Company agreed to register the shares underlying the warrants. With the proceeds of the offering, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the next nine to twelve months. The transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:	OTHER INFORMATION

None.

,

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
Date: September 14, 2007

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and
Chief Financial Officer