Form 10KSB
period 2007-10-31
PPT VISION INC
filed 2008-01-25
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐     NO  ☒

State issuer’s revenues for its most recent fiscal year:   $4,978,000

The aggregate market value of the voting stock held by nonaffiliates of the issuer (based on the closing sale price of its stock as reported by the OTC Bulletin Board) as of January 2, 2008 was $213,000.

The Company had 9,902,916 shares of common stock, $.10 par value outstanding on January 2, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-KSB will be incorporated by reference from the definitive proxy statement for the annual meeting of shareholders to be held on March 10, 2008.

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

WHAT IS MACHINE VISION?

A machine vision system consists of computer hardware and software working together with cameras and lighting to capture images of objects for the purpose of making a quality control decision. When the image is captured and stored in memory, it is algorithmically compared to a predefined image or quality standard in an effort to detect defects or anomalies. This machine vision technology can be applied in a number of different applications. However, PPT VISION works exclusively developing and applying machine vision technology for manufacturing applications. Using machine vision technology for purposes of inspection and quality control enables manufacturing companies to prevent defective products from being shipped to customers and to improve their manufacturing processes and reduce costs. Commercial use of machine vision technology for manufacturing quality control began to emerge in the early 1980s. Machine vision systems at that time were complex in programming and maintaining, difficult to install, limited in performance and not cost-effective. Through advances in microprocessor and software technologies, these barriers have been dramatically reduced in recent years, enabling machine vision to emerge as a powerful process control technology that enables manufacturers to improve quality and increase productivity.

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

THE MACHINE VISION MARKET

The global market for machine vision technology in the manufacturing marketplace is large and highly fragmented with over 200 machine vision suppliers around the world. Many are very small companies focusing on niche applications, products or technologies. A small handful of competitors such as Cognex or Orbotech have emerged as large, global competitors. The total global machine vision market includes hundreds of different market and technology niches ranging from very simple vision sensors priced at less than $1,000 to very high-end application specific machines priced at more than $1,000,000. Within the total machine vision market, PPT VISION’s machine vision product line addresses what is commonly referred to as the general purpose smart camera product segment. A recent market study by the Automated Imaging Association estimates that the total market for smart cameras worldwide in 2006 was approximately $438 million. Demand for machine vision systems comes from end-user manufacturers who apply these systems as an integral part of their manufacturing process, original equipment manufactures (OEMs), system integrators and machine builders. The growth in demand for machine vision technology like smart cameras is being driven by global competitive trends that have led manufacturers worldwide to redesign manufacturing processes in order to reduce cost and increase productivity and quality through greater use of automation technologies. In order to meet today’s manufacturing quality requirements, statistical sampling methods are often insufficient and 100% inspection is required. As a result, manufacturers are increasingly adopting machine vision technology solutions such as smart cameras.

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

The Company markets its products through a global network of industrial automation distribution and system integration selling partners. These selling partners use the Company’s IMPACT intelligent cameras together with its IMPACT software to create complete automated inspection solutions for end-user manufacturing companies, OEMs, and manufacturing machine builders. The Company’s selling strategy is focused on supporting, training, and growing the number of its selling partners. As the size of the Company’s trained infrastructure of selling partners grows, it expects its sales results to grow right with it. Thus, the Company is focusing heavily on building up and supporting its selling partner network worldwide.

PRODUCTS

The Company designs, manufactures, and markets machine vision-based smart or “intelligent” cameras for manufacturing applications such as electronic and mechanical assembly verification, verification and recognition of printed characters, packaging integrity, surface flaw detection, gauging and measurement tasks, and robotic guidance.

The Company’s products are all marketed under the IMPACT brand name. The IMPACT intelligent camera product family consists of nineteen individual intelligent camera models with a price range of approximately $3,000 to $9,000 per unit. These nineteen intelligent camera models are broken into three product categories referred to as the C-series, the T-series and the A-series. There are nine models each in the C-series and T-series. These two product categories are distinguished from each other on the basis of a number of different technical performance features with the C-series being a higher performance and slightly more expensive product line than the T-series. The nine different models within these two product categories are distinguished from each other primarily on the basis of resolution. In addition, each of these two product categories includes three color intelligent camera models.

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

The Company’s IMPACT software package is embedded in each IMPACT intelligent camera model when shipped to a customer. The IMPACT software was developed alongside the IMPACT hardware and is a powerful, easy-to-use machine vision software package. As hardware prices have continued to decrease as a result of very powerful, lower priced semiconductor devices becoming widely available, competitive differentiation in the machine vision marketplace is primarily achieved through software technology. As a result, the Company invests significantly in on-going enhancements to its IMPACT software package in direct response to user feedback. The IMPACT software package includes a library of over one hundred advanced machine vision software tools used to solve wide range of applications. This capability is wrapped in an easy-to-use graphical user interface designed with elements for both novice users solving simple applications as well as power users solving advanced applications.

MARKETS AND CUSTOMERS

The Company sells its products to a broad range of industries, including manufacturers of electronic and semiconductor components, pharmaceuticals, medical devices, automotive components, consumer products and plastics. As of October 31, 2007, the Company had sold more than 19,000 machine vision cameras to over 1,000 customers since inception.

In fiscal 2007 one customer accounted for over 10% of net revenues. This customer, Optima-Tech Co., Ltd., accounted for 10.2% of net revenues. In fiscal 2006 one customer accounted for over 10% of net revenues. This customer, Simac Masic BV PDC, accounted for 11.9% of net revenues. The loss of, or significant curtailment of purchases by, any of the Company’s principal customers could have a material adverse effect on the Company’s results of operations. See Risk Factors – “We are dependent upon a limited number of principal customers.”

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

The following table sets forth the percentage of the Company’s net revenues (including sales delivered through international distributors) by geographic location during the past two years:

YEAR ENDED OCTOBER 31,	2007	2006
North America	52%	45%

Europe	21%	18%

Asia-Pacific	27%	36%

South America	0%	1%

	100%	100%

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

Research and development expenditures were $1.3 million, and $1.4 million in the fiscal years ended October 31, 2007, and 2006, respectively. We expect these costs to remain relatively flat in fiscal 2008.

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

PATENTS AND PROPRIETARY RIGHTS

The Company relies on a combination of patent, copyright, trademark and trade secret laws to establish its proprietary rights in its products. The Company owns several issued United States and international patents for various inventions used in machine-vision, automated inspection and illumination systems. The Company believes that the patents it owns may have been useful in protecting the Company’s proprietary products and may be useful in protecting potential future products. The Company also believes its ability to efficiently develop and sell high performance, cost-effective vision systems on a timely basis, whether patented or not, is crucial to the Company’s future success. The Company requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s products or technology without authorization or to develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

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

EMPLOYEES

As of December 11, 2007, the Company had 39 full-time employees, including 11 employees in research and development, 15 in sales, marketing and application engineering, 9 in manufacturing and 4 in finance and administration. Although the Company has been successful in attracting and retaining qualified technical personnel to date, there can be no assurance that this success will continue. None of the Company’s employees are covered by collective bargaining agreements or are members of a union. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent.

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

RISK FACTORS

We have incurred losses in each of the last three years, have received a going concern opinion and may require additional capital. The Company has incurred net losses and negative cash flows from operating activities in each of the past three years and has an accumulated deficit of $36.6 million at October 31, 2007. In 2007, our net loss was $1.5 million. In 2006, our net loss was $1.3 million. In 2005, our net loss was $2.4 million. In addition, the Company expects to incur losses and negative cash flows for at least the next several fiscal quarters. The Company believes that the amount of the losses in fiscal 2008 will be smaller than in recent fiscal years. In connection with the audit of our financial statements for the year ended October 31, 2007, our independent registered public accountants have issued an opinion on our financial statements that included a going concern paragraph that states that we have losses and negative cash flows from operating activities in recent years and will require additional working capital to support our future operations which raises substantial doubt about our ability to continue as a going concern.

We have been able to meet our liquidity and capital resources needs for the past several years only as result of continued investments by our largest shareholders. During fiscal years 2006 and 2007, PPT VISION, Inc. met its working capital requirements through investments from P.R. Peterson, the Company’s largest shareholder and a director. Mr. Peterson invested a total of $2,190,000 and was issued or will be issued a total of 6,882,143 shares of our common stock, including 2,500,000 shares that will be issued after approval by the shareholders of PPT VISION, Inc. of an increase in its authorized capital. These investments enabled PPT VISION, Inc. to meet its working capital requirements and continue in business. The Company has no commitments or agreements from Mr. Peterson or any other person at the current time to fund its continuing obligations. Accordingly, if the Company needs additional working capital and Mr. Peterson is unable or unwilling to fund the Company and PPT VISION, Inc. is unable to find other funds elsewhere, its ability to continue as an operating business may be impaired.

We have encountered significantly increased competition from lower-priced competitive products. Several of our competitors have introduced lower-priced 2D vision inspection systems that present a significant challenge to us. Although we have introduced our new lower-priced, IMPACT A10 intelligent camera, we cannot guarantee that this system will successfully compete in this market if competitors continue to introduce lower priced products.

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

We are dependent upon a limited number of principal customers. In both fiscal 2007 and 2006 one customer accounted for over 10% of net revenues. In fiscal 2007, Optima-Tech Co., Ltd., accounted for 10.2% of net revenues. In fiscal 2006, Simac Masic BV PDC, accounted for 11.9% of net revenues. We do not have in effect long-term agreements with any significant customers under which they agree to continue purchasing significant quantities of our products. The loss of, or significant decrease in purchases by, any of our principal customers and subsequent failure to replace those customers could have a material adverse effect on our results of operations.

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

We rely heavily on our proprietary technology, much of which is protected as trade secrets. We rely heavily on our image acquisition and image processing hardware designs, along with proprietary software technology. In the past, we have been issued patents, or obtained licenses to patents, on certain technology. We currently rely most heavily on protecting our proprietary information as trade secrets. We cannot ensure that the steps we take will be adequate to prevent misappropriation of our technology by third parties. We also cannot be certain that the steps taken will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do laws of the United States. In addition, the possibility exists that others may “reverse engineer” our products in order to determine their method of operation and then introduce competing products. Further, many high technology markets, including segments of the machine vision industry, are characterized by the existence of a large number of patents and frequent litigation for financial gain based on patents with broad, and often questionable, applications. As the number of our products increases, the markets in which our products are sold expand and the functionality of those products grows and overlaps with products offered by competitors. We have been sued for patent infringement in the past and may be subject to patent infringement claims in the future. In addition to being expensive and time consuming for us, protracted litigation to defend or to prosecute intellectual property could result in some customers deferring or limiting their purchase of our product until resolution of the litigation. Although we do not believe that any of our products or proprietary rights infringe upon the valid rights of third parties, we cannot guarantee that infringement claims will not be asserted against us in the future or that any such claims will not require us to enter into royalty arrangements or result in costly litigation.

Our revenue fluctuates from year to year. We have experienced annual and quarterly fluctuations in revenue and operating results and anticipate that these fluctuations will continue. These fluctuations have been caused by various factors, including the order flow of our principal customers, the timing and acceptance of new product introductions and enhancements and the timing of product shipments. Future operating results may fluctuate as a result of these and other factors, including our ability to continue to develop innovative products, the announcement or introduction of new products by our competitors, our product and customer mix, and the level of competition and overall trends in the economy.

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

A significant portion of our revenue arises from international markets. In the years ended October 31, 2007, and 2006, sales of our products to customers outside of North America accounted for approximately 48%, and 55%, respectively, of our net revenues. We anticipate that international revenue will continue to account for a significant portion of our net revenues. Our operating results are subject to the risks inherent in international sales, including various regulatory requirements, political and economic changes and disruptions, transportation delays and difficulties in staffing and managing foreign sales operations and distributor relationships. In addition, fluctuations in exchange rates may render our products less price competitive relative to local product offerings. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our operating results.

The costs to remain competitive may adversely affect our financial performance. We compete with other vendors of machine vision systems, some of which have greater financial and other resources than we do. We cannot ensure that we will be able to compete successfully in the future. In addition, to remain competitive we may be required to incur significant costs to increase our engineering research, development, marketing and customer service efforts. Competitive pressures may result in price erosion or other factors that adversely affect our financial performance.

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

We may be unable to utilize our tax net operating loss carryforwards if we fail to generate sufficient taxable income. Our utilization of our net operating loss carryforward is dependent upon our ability to generate sufficient taxable income during the carryforward period. In fiscal 2007, there was no tax provision due to the net loss for the year. At October 31, 2007, we had available federal and state net operating loss and tax credit carryforwards for income tax purposes of approximately $32.5 million, $8.7 million and $1.2 million respectively. These carryforwards expire in the years ending October 31, 2008 through October 31, 2027.

EXECUTIVE OFFICERS AND OTHER KEY MEMBERS OF MANAGEMENT

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Joseph C. Christenson	49	President, Director, and Chief Financial Officer
David L. Friske	63	Vice President, Manufacturing

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

The Company currently leases approximately 35,000 square feet in Eden Prairie, Minnesota through a lease that expires in May, 2011. Annual lease expense is approximately $284,000, averaging $23,700 per month. The Company believes our current facility is adequate for our current needs.

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

	HIGH	LOW
FISCAL YEAR ENDED OCTOBER 31, 2007
First Quarter	$0.48	$0.25
Second Quarter	0.54	0.36
Third Quarter	0.50	0.33
Fourth Quarter	0.33	0.22

FISCAL YEAR ENDED OCTOBER 31, 2006
First Quarter	$1.85	$0.50
Second Quarter	0.80	0.47
Third Quarter	0.61	0.40
Fourth Quarter	0.55	0.30

HOLDERS

On December 7, 2007, there were approximately 600 holders of record of the Company’s Common Stock. This figure does not reflect the almost 1,100 beneficial shareholders whose shares are held in nominee names.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ISSUER PURCHASES

The Company did not repurchase any equity securities during the years ended October 31, 2007 and 2006.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information regarding our equity compensation plans in effect as of October 31, 2007. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders:
Stock Option Plans	380,440	$2.03	661,440
Employee Stock Purchase Plan	—	—	12,245

Equity compensation plans not approved by shareholders	—	—	—

Total	380,440	$2.03	673,685

The Company has five equity compensation plans, all of which have been approved by its shareholders: 1988 Stock Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2005 Employee Stock Purchase Plan and 2007 Stock Option Plan.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company’s inventory primarily consists of parts and other materials that are used in the manufacture of vision systems. The Company generally only builds systems based on customer orders and as a result maintains only a minor amount of finished goods inventory. Management establishes valuation reserves for estimated excess and obsolete materials inventory based on the difference between the cost of the inventory and its estimated market value. Market value is estimated based on a variety of assumptions about future product demand and market conditions. In view of the rapid pace of technological change in the machine vision industry, the Company generally considers inventory that has had no usage for one year to be obsolete. In addition, changes in the Company’s product offerings or those of its competitors may also result in excess or obsolete inventory. Accordingly, these factors will also be considered in the determination of the market value of inventory.

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

RESULTS OF OPERATIONS

The following table contains selected information from our historical consolidated statement of operations, expressed as a percentage of revenue:

YEAR ENDED OCTOBER 31,	2007	2006
Revenue	100%	100%
Cost of sales	50.5	47.0
Gross profit	49.5	53.0
Operating expenses:
Sales and marketing	38.3	38.8
Research and development	26.0	24.1
General and administrative	18.5	16.9
Total expenses	82.8	79.8
Operating loss	(33.3)	(26.8)
Interest and other income, net	0.3	2.9
Gain on sale of patents	2.9	—
Gain on sale of securities	—	1.3
Net loss	(30.1%)	(22.6%)

Comparison of Year Ended October 31, 2007 to Year Ended October 31, 2006

Net Revenues decreased to $5.0 million in fiscal 2007 from $5.7 million in fiscal 2006. Unit sales of the Company’s machine vision systems increased to 1,127 in fiscal 2007 from 1,074 in fiscal 2006. In fiscal 2007 our new IMPACT product line continued to increase in unit sales. This trend reflects an overall trend in the machine vision industry for more powerful yet lower priced machine vision systems. We expect this trend to continue in fiscal 2008.

The Company sold 1,113 IMPACT units in fiscal 2007 as compared with 1,063 IMPACT units in fiscal 2006, showing a 5% increase in unit sales. The growth in our IMPACT sales indicates a continued acceptance of these products in the market and we expect that sales of our IMPACT units will continue to grow and replace the sales of our other machine vision systems.

Gross Profit decreased 18.4% to $2.5 million in fiscal 2007 from $3.0 million in fiscal 2006. Gross profit as a percentage of net revenues for fiscal 2007 decreased to 49.5% compared to 53.0% in fiscal 2006. The decrease in gross profit dollars and as a percentage of net revenues reflects the decrease in sales and consequent absorption of overhead over a smaller base of products sold. We expect gross profit and gross profit as a percentage of net revenues to increase as our revenues increase.

Sales and Marketing Expenses decreased 13.9% to $1.9 million in fiscal 2007, compared to $2.2 million in fiscal 2006. As a percentage of net revenues, fiscal 2007 selling and marketing expenses decreased slightly to 38.2%, compared with 38.8% in fiscal 2006. These decreases are the result of the Company’s continuing efforts to control costs. We expect sales and marketing expenses to remain relatively flat or increase slightly as revenues increase for fiscal year 2008.

Research and Development Expenses decreased 5.5% to $1.3 million in fiscal 2007, from $1.4 million in fiscal 2006. The decrease in research and development spending resulted from a reduction of the outsourcing of our hardware engineering in relation to the completion of the development of a new, lower cost IMPACT vision system. Research and development expenses as a percentage of net revenues for fiscal 2007 increased to 26.0%, compared to 24.1% for fiscal 2006. The percentage increase reflects the decrease in revenue. We expect research and development expenses to remain relatively flat for fiscal year 2008.

General and Administrative Expenses decreased 4.1% to $920,000 in fiscal 2007, compared to $959,000 in fiscal 2006. This decrease is, again, primarily the result the Company’s continuing efforts to control costs. As a percentage of net revenues, general and administrative expenses increased to 18.5% for fiscal 2007, compared to 16.8% for fiscal 2006. We expect the amount of general and administrative expenses to remain relatively flat for fiscal year 2008.

Interest and Other Income decreased 32.5% to $160,000 in fiscal 2007, from $237,000 in fiscal 2006. The decrease resulted primary from royalty payments of $110,000 in fiscal 2006. On September 20, 2007 the Company sold patents which resulted in a gain of $145,000.

Income Taxes: There was no tax provision or benefit for fiscal 2007 or 2006 due to the net losses in the periods for which no benefit was recognized.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, the Company had cash of $624,000 as compared with $753,000 as of the end of last fiscal year. Due to its continuing losses, the Company has been using its existing cash and cash equivalents and cash provided by its issuance of common stock from two private placements in each fiscal 2007 and 2006, respectively, to fund the shortfall in cash generated from its operating activities.

Because we have working capital of $1.7 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing secured by accounts receivable, inventory and other assets, customer or vendor financing, or the private placement of common stock or debt instruments to key financial or strategic investors. The Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2008. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

The Company financed its operations during fiscal 2007 through existing cash and cash equivalents and also cash provided by its issuance of common stock from two private placements in fiscal 2007. Net cash used in operating activities during fiscal 2007 was $1.7 million, a significant increase from $771,000 used in operations in fiscal 2006. Accounts receivable increased $260,000, which is primarily due to strong sales at the end of the fourth quarter. Inventories decreased by $34,000 during fiscal 2007. Accounts payable and accrued expenses increased by $21,000.

Net cash provided by investing activities was $99,000 in fiscal 2007 due, in large part, to the Company’s selling of patents, resulting in gross proceeds of $147,000. During fiscal 2007, fixed asset additions totaled $42,000. During fiscal 2006, fixed asset additions totaled $43,000. We expect fixed asset additions to remain relatively flat in fiscal year 2008.

Net cash provided by financing activities was $1.5 million for fiscal 2007 from two private placements of common stock in February and August of 2007. The private placements were funded by the Company’s current largest shareholder, Mr. Peter R. Peterson. In the private placement on August 30, 2007, the Company agreed to issue 2,500,000 shares of common stock at a price of $0.20 per share and seven-year warrants to purchase 1,000,000 shares of stock at a price of $0.25 per share. In the private placement on February 26, 2007, the Company issued 2,857,143 shares of common stock at a price of $0.35 per share and seven-year warrants to purchase 1,000,000 shares of stock at a price of $0.50 per share. During fiscal 2006, net cash provided by financing activities was $695,000 from two private placements of common stock in February and September of 2006. As in 2007, the private placements were funded by the Company’s current largest shareholder, Mr. Peter R. Peterson. In the private placement on September 7, 2006, the Company issued 725,000 shares of common stock at a price of $0.40 per share. In the private placement on February 17, 2006, the Company issued 800,000 shares of common stock at a price of $0.50 per share.

The Company incurred a net loss of $1,498,000 for fiscal 2007, and has an accumulated deficit of $36.6 million as of October 31, 2007. There can be no assurance that the Company will not incur additional losses, will generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period. To the extent the Company continues to incur losses or grows in the future, its operating and investing activities may use cash and, consequently, may require the Company to obtain additional sources of financing in the future.

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

The following summarizes our contractual obligations and shows the effect these contractual obligations are expected to have on our liquidity and cash flows as of October 31, 2007 (amounts exclude required payments for common area maintenance expenses):

	Total	1 Year or Less	1-3 Years	3-5 Years	Over 5 years
Operating Leases	$1,105,000	$293,000	$629,000	$183,000	—

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 was effective for our Fiscal 2007 and did not have a material effect on our financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have an impact on its financial statements.

EFFECTS OF INFLATION

The Company believes that the effect of inflation has not been material during each of the years ended October 31, 2007 and 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, investments, trade receivables and trade payables approximate fair value at October 31, 2007 due to the short maturities of these instruments.

INTEREST RATE RISK

The Company’s cash and cash equivalents represent investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2007, a 100 basis point rise in interest rates would not be expected to have a material adverse impact on the fair value of the Company’s cash and cash equivalents. As a result, the Company does not currently hedge these interest rate exposures.

FOREIGN CURRENCY EXCHANGE RATE RISK

Historically, the Company’s international sales, which are primarily in Europe, Canada, South America, Japan and Southeast Asia, have been transacted in U.S. Dollars. The Company does not engage in foreign currency speculation. During the year ended October 31, 2007, the Company signed an agreement, renewable on an annual basis, with a company in the Netherlands to process payroll and related expenses in Euros for an employee hired in July, 2007. In fiscal year 2006, the Company had no foreign exchange contracts outstanding.

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

Information required under this item with respect to directors is contained in the section “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders (the “2008 Proxy Statement”), a definitive copy of which will be filed within 120 days of October 31, 2007 and is incorporated herein by reference. Information concerning executive officers is set forth in the Section entitled “Executive Officers of the Company” in the 2008 Proxy Statement and is incorporated herein by reference.

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

Information required under this item is contained in the section entitled “Executive Compensation and Other Information,” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to share ownership is contained in the section entitled “Security Ownership of Principal Shareholders and Management” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Information required under this Item with respect to stock ownership under equity compensation plans is contained in the section entitled “Equity Compensation Plan Information” in Item 5 of this form 10-KSB.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to share ownership is contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	EXHIBITS

(a)	Documents filed as Part of this Report

(1)	FINANCIAL STATEMENTS. The following financial statements of the Company are hereby included in this Form 10-KSB.

Report of Independent Registered Public Accounting Firm of Virchow, Krause & Company, LLP
Statements of Operations for the Years ended October 31, 2007 and 2006
Balance Sheets as of October 31, 2007 and 2006
Statements of Cash Flows for the Years ended October 31, 2007 and 2006
Statements of Shareholders’ Equity for the Years ended October 31, 2007 and 2006
Notes to Financial Statements

(2)	LISTING OF EXHIBITS

Exhibit No.	Description
3.1	Restated Articles of Incorporation of PPT VISION, Inc. (incorporated by reference to Exhibit 3.1 of Form 10-QSB for the quarter ended April 30, 2005)

3.1.1	Articles of Amendment to Articles of Incorporation of PPT VISION, Inc. effective March 9, 2007 (incorporated by reference to Form 8-K dated March 8, 2007)

3.2	By-Laws of PPT VISION, Inc. (incorporated by reference to Exhibit 3.2 of Form 10-QSB for the quarter ended April 30, 2005)

4.1

Preferred Stock Purchase Rights Agreement, as amended (incorporated by reference to Exhibit 1 to June 17, 1999 Registration Statement on Form 8-A, as amended by Exhibit 1 to October 19, 1999 Amendment No. 1 to Registration Statement on Form 8-A/A and as amended by exhibit No. 1 to March 11, 2002 Amendment No. 2 to Registration Statement on Form 8-A/A)

4.2

Warrant dated February 26, 2007 to purchase 1,000,000 Shares of common stock of PPT VISION, Inc. issued to P.R. Peterson Keogh Plan (incorporated by reference to Form 10-QSB for the quarter ended January 31, 2007)

4.3	Warrant dated August 30, 2007 to purchase 1,000,000 shares of common stock of PPT VISION, Inc. issued to P.R. Peterson Keogh Plan (incorporated by reference to Form 8-K dated August 30, 2007)

10.1*	Employment Agreement with Joseph C. Christenson dated as of May 7, 1984 (incorporated by reference from Exhibit 10.4 to May 15, 1996 Form S-2)

10.2*	PPT VISION, Inc. 1988 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.6 of 1997 Form 10-K)

10.3*	PPT VISION, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.7 of 1997 Form 10-K)

10.4*	PPT VISION, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-116481))

10.5*	PPT VISION, Inc. 2007 Stock Incentive Plan (incorporated by reference from the Definitive Proxy Statement, dated February 1, 2007 for the PPT VISION, Inc. 2007 Annual Meeting of Shareholders)

10.6	Lease Agreement dated July 17, 1998 for facilities at Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.7 of 1999 Form 10-K)

10.6.1	First Amendment of Lease dated October 16, 1999 for facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.8 of 1999 Form 10-K)

10.6.2

Second Amendment dated April 29, 2005 of Lease dated July 17, 1998 for facilities at the Prairie Crossroads Corporate Center, Eden Prairie, Minnesota (incorporated by reference to Exhibit 10.1 of Form 10-QSB for the quarter ended April 30, 2005)

10.7*	Employment Agreement with David Friske dated as of March 5, 1984 (incorporated by reference to Exhibit 10.6 of 2005 Form 10-KSB)

10.8*	PPT VISION, Inc. 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-125780))

10.9	Registration Rights Agreement dated as of February 26, 2007 between PPT VISION, Inc. and the P.R. Peterson Keogh Plan (incorporated by reference to Form 10-QSB for the quarter ended January 31, 2007)

10.10	Registration Rights Agreement, dated as of August 30, 2007 between PPT VISION, Inc. and P.R. Peterson Keogh Plan (incorporated by reference to Form 8-K dated August 30, 2007)

10.11

Letter dated August 30, 2007 from PPT VISION, Inc. to P.R. Peterson regarding issuance of 2,500,000 shares after 2008 Annual Shareholders Meeting (incorporated by reference to Form 8-K Dated August 30, 2007)

21	The Company has no subsidiaries

23.1	Consent of Virchow, Krause & Company, LLP

31.1	Certification of CEO/CFO Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14 and 15d-14 of the Exchange Act

32.1	Certification of CEO/CFO Pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. Sections 1350

*Indicates compensatory plan

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Auditors” is in the Company’s 2008 Proxy Statement and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPT VISION, INC.

Date: January 25, 2008	By:	/s/ Joseph C. Christenson
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

Date: January 25, 2008	/s/ Joseph C. Christenson
Joseph C. Christenson President, Director (Principal Executive Officer and Chief Financial Officer)

Date: January 25, 2008	/s/ Robert W. Heller, Director
Robert W. Heller, Director

Date: January 25, 2008	/s/ Peter R. Peterson, Director
Peter R. Peterson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

PPT VISION, Inc.

Eden Prairie, Minnesota

We have audited the accompanying balance sheets of PPT VISION, Inc. as of October 31, 2007 and 2006, and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PPT VISION, Inc. as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 22, 2008

STATEMENTS OF OPERATIONS

YEAR ENDED OCTOBER 31,	2007	2006
Net revenues	$4,978,000	$5,693,000
Cost of sales	2,516,000	2,675,000
Gross profit	2,462,000	3,018,000
Expenses:
Sales and marketing	1,904,000	2,211,000
Research and development	1,296,000	1,372,000
General and administrative	920,000	959,000
Total expenses	4,120,000	4,542,000
Interest and other income, net	15,000	165,000
Gain on sale of patents	145,000	—
Gain on sale of securities	—	72,000
Net loss	$(1,498,000)	$(1,287,000)
Basic and diluted loss per share:
Net loss	$(0.22)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	6,832,466	3,675,120

The accompanying notes are an integral part of the financial statements.

BALANCE SHEETS

OCTOBER 31,	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$624,000	$753,000
Accounts receivable, net	1,199,000	903,000
Inventories	436,000	470,000
Other current assets	69,000	85,000
Total current assets	2,328,000	2,211,000
Property and equipment, net	245,000	308,000
Intangible assets, net	5,000	22,000
Other assets, net	56,000	50,000
Total assets	$2,634,000	$2,591,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$490,000	$487,000
Accrued expenses	156,000	138,000
Deferred revenue	3,000	2,000
Total current liabilities	649,000	627,000

Commitments and contingencies
Shareholders’ equity
Preferred stock $.10 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock $.10 par value; authorized 10,000,000 shares; issued 9,902,916 and 4,532,845 shares, and outstanding 7,402,916 and 4,532,845 shares, respectively	990,000	453,000
Capital in excess of par value	37,607,000	36,625,000
Accumulated deficit	(36,612,000)	(35,114,000)
Total shareholders’ equity	1,985,000	1,964,000
Total liabilities and shareholders’ equity	$2,634,000	$2,591,000

The accompanying notes are an integral part of the financial statements

STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31,	2007	2006
Net loss	$(1,498,000)	$(1,287,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,000	218,000
Stock based compensation	15,000	2,000
Realized gain on sale of patents	(145,000)	—
Gain on sale of securities	—	(72,000)
Change in allowance for doubtful accounts	(36,000)	—
Change in operating assets and liabilities:
Accounts receivable	(260,000)	294,000
Inventories	34,000	20,000
Other current assets	16,000	25,000
Accounts payable	3,000	120,000
Accrued expenses	18,000	(85,000)
Deferred revenue	1,000	(6,000)
Total adjustments	(234,000)	516,000
Net cash used in operating activities	(1,732,000)	(771,000)
Cash flows from investing activities:
Purchase of property and equipment	(42,000)	(43,000)
Proceeds from sale of securities	—	94,000
Proceeds from sale of assets	147,000	—
Purchase of other long term assets	(6,000)	—
Net cash provided by (used in) investing activities	99,000	51,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	1,504,000	695,000
Net cash provided by financing activities	1,504,000	695,000
Net decrease in cash and cash equivalents	(129,000)	(25,000)
Cash and cash equivalents at beginning of year	753,000	778,000
Cash and cash equivalents at end of year	$624,000	$753,000

The accompanying notes are an integral part of the financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	COMMON SHARES	STOCK AMOUNT	CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED (DEFICIT)	TOTAL SHAREHOLDERS’ EQUITY
October 31, 2005	2,998,747	$300,000	$36,081,000	$(33,827,000)	$2,554,000
Stock based compensation			2,000		2,000
Stock issued through the employee stock purchase plan	9,098	1,000	4,000		5,000
Private placements	1,525,000	152,000	538,000		690,000
Net loss				(1,287,000)	(1,287,000)
October 31, 2006	4,532,845	453,000	36,625,000	(35,114,000)	1,964,000
Stock based compensation			15,000		15,000
Stock issued through the employee stock purchase plan	12,928	1,000	3,000		4,000
Private placements	5,357,143	536,000	964,000		1,500,000
Net loss				(1,498,000)	(1,498,000)
October 31, 2007	9,902,916	$990,000	$37,607,000	$(36,612,000)	$1,985,000

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2007 and 2006

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

PPT VISION, Inc. (“the Company”) designs, manufactures, and markets machine vision based intelligent cameras used for automated inspection, measurement, and guidance applications in the manufacturing marketplace. The Company’s IMPACT intelligent camera product line enables manufacturers to realize significant economic paybacks by increasing the quality of manufactured parts and improving the productivity of manufacturing processes. The Company’s IMPACT intelligent camera product line is sold through a global network of distribution and integration partners to end-user manufacturers, original equipment manufacturers (OEMs), and manufacturing machine builders, in a wide variety of manufacturing markets including electronics, automotive, medical device, and packaged goods industries.

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

The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue is less than 10% of total revenues for each of the years ended October 31, 2007 and 2006.

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

ACCOUNTS RECEIVABLE

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are usually due net 45 days. Accounts receivable over 60 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $24,000 and $60,000 at October 31, 2007 and 2006, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company believes that there has not been any impairment of long-lived assets as of October 31, 2007.

DEFERRED REVENUE

Deferred revenue results from amounts collected from customers in advance of shipment of systems or in advance of performing engineering services.

RESEARCH AND DEVELOPMENT

Expenditures for research and development are expensed as incurred.

SHIPPING AND HANDLING

The Company includes shipping and handling revenue in net revenues and shipping and handling costs in cost of sales.

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

ADVERTISING EXPENSE

Advertising expense is expensed as incurred. Advertising expense was $41,000 and $103,000 for the years ended October 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION

Prior to November 1, 2006, the Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of the common stock exceeds the exercise price of the stock option on the date of grant.

Effective November 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment SFAS No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments to fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company had adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation and, accordingly, recognized no compensation expense related to the stock-based plans prior to November 1, 2006.

As a result of adopting SFAS 123R on November 1, 2006, the net loss and net loss per share for fiscal 2007, were $15,000 and $0.00 higher, respectively, than if the Company had continued to account for stock-based compensation under SFAS No. 148.

During fiscal 2005, the Company granted 2,500 of seven-year options outstanding to purchase shares of the Company’s common stock to a consultant with an exercise price of $1.43 per share. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company valued and recorded expenses related to the options. The Company fully expensed these options recording an expense of $2,000 and $1,000 for the years ended October 31, 2006 and 2005, respectively, in accordance with EITF 96-18.

Had compensation cost for stock options been determined based on the fair value methodology prescribed by SFAS 123 in fiscal 2006, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

FISCAL YEAR ENDED OCTOBER 31,		2006
Net loss	Reported	$(1,287,000)
	Pro forma	$(1,501,000)
Basic and diluted loss per share	Reported	$(0.35)
	Pro forma	$(0.41)
Stock based compensation	As reported	$2,000
Stock based compensation	Pro forma	$214,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

FISCAL YEAR ENDED OCTOBER 31,	2007	2006
Risk free interest rates	4.5%	4.6%
Expected lives	7 Years	7 Years
Expected volatility	282%	254%
Expected dividends	0%	0%

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its consolidated financial statements.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 was effective for our Fiscal 2007 and did not have a material effect on our financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company believes the adoption of SFAS No. 159 will not have an impact on its financial statements.

RECLASSIFICATIONS

The Company has elected to reclassify certain balance sheet amounts for comparative purposes. The reclassifications specifically relate to the classification of long-term assets that were previously recorded as prepaid expenses (see Note 6).

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative cash flows from operating activities for the years ended October 31, 2007 and 2006 and has an accumulated deficit of $36.6 million at October 31, 2007. As of October 31, 2007, we had a cash balance of approximately $624,000.

Because we have working capital of $1.7 million and no long-term debt, the Company believes that a variety of financing alternatives are available including external borrowing secured by accounts receivable, inventory and other assets, customer or vendor financing, or the private placement of common stock or debt instruments to key financial or strategic investors. The Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through the second quarter of fiscal 2008. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company’s ability to continue to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could adversely affect its business, financial position, results of operations and cash flows.

NOTE 3: INVENTORIES

As of October 31, inventories consist of the following:

	2007	2006
Manufactured and purchased parts	$400,000	$440,000
Work-in-process	12,000	15,000
Finished goods	24,000	15,000
Totals	$436,000	$470,000

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

NOTE 4: PROPERTY AND EQUIPMENT

At October 31, furniture, fixtures and equipment consisted of the following:

	2007	2006
Equipment	$950,000	$1,020,000
Leasehold improvements	140,000	140,000
Furniture and fixtures	274,000	273,000
	1,364,000	1,433,000
Less accumulated depreciation	(1,119,000)	(1,125,000)
Total fixed assets	$245,000	$308,000

Depreciation expense for continuing operations was $106,000 and $172,000 for the years ended October 31, 2007 and 2006, respectively. During fiscal 2007 and 2006, the Company wrote off fully depreciated properties that were no longer in use.

NOTE 5: INTANGIBLE ASSETS

Intangible assets at October 31, 2007 and October 31, 2006, consisted of the following:

	2007	2006
Patent and trademark	$170,000	$549,000
Less accumulated amortization	(165,000)	(527,000)
Total intangible assets	$5,000	$22,000

Patent and trademark costs are amortized over five to ten years. Amortization expense was approximately $14,000 and $46,000 in the years ended October 31, 2007 and 2006, respectively. Amortization expense for fiscal 2008, 2009 and 2010 is expected to be approximately $4,000, $1,000 and $0, respectively.

On September 20, 2007 the Company sold patents which resulted in a gain of $145,000.

NOTE 6: OTHER ASSETS

Other assets at October 31, 2007 and October 31, 2006 were $56,000 and $50,000. In both fiscal years, $50,000 in other assets represents a security deposit for its headquarters facility in Eden Prairie, Minnesota. In the fiscal year ended October 31, 2007, $6,000 represents a three year vehicle lease PPT VISION signed with DutchLease Rotterdam BV for its new employee in the Netherlands. Other assets in 2005 represented an investment in the common stock of Electro-Sensors, Inc. a related party shareholder of the Company. The Company’s percentage ownership was less than 1% of Electro-Sensors, Inc. outstanding common stock. During the second quarter of fiscal 2006, the Company sold 9,500 shares of Electro-Sensors, Inc. common stock, resulting in gross proceeds of $94,000. At October 31, 2006 the Company no longer held shares of Electro-Sensors, Inc. common stock.

The October 31, 2006 other current assets has been reclassified to be consistent with the current-year presentation. The balance decreased by $50,000 and is included in other long-term assets. The reclassification did not affect net loss or shareholders’ equity.

NOTE 7: ACCRUED EXPENSES

Accrued expenses at October 31, include:

	2007	2006
Employee stock purchase plan payroll deductions	$—	$8,000
Accrued compensation	48,000	37,000
Professional services	65,000	60,000
Accrued rent	23,000	14,000
Taxes and other	20,000	19,000
Totals	$156,000	$138,000

Restructuring Costs:

The components of the restructuring charges associated with the lease termination fee and miscellaneous remaining expenses follow:

	2007	2006
Restructuring costs	$—	$107,000
Payments	—	(107,000)
Ending balance	$—	$—

NOTE 8: OPERATING LEASES

In the second quarter of Fiscal 2005, the Company executed an amended lease agreement with respect to its headquarters facility in Eden Prairie, Minnesota. Under the amended lease terms signed on April 29, 2005, the Company paid $140,000 for certain leasehold improvements associated with the reconfigured space and also paid approximately $300,000 in accrued deferred rent. The Company also paid a $240,000 lease termination fee, which was accrued in the second quarter of fiscal 2005, in equal monthly installments over a 12 month period which started on May 1, 2005 and ended on April 1, 2006. It also extended the current lease term by two years through May, 2011. The Company also terminated its leased space for its regional sales and support office in Michigan effective December 31, 2005. Rent expense for all leased property was $304,000 and $310,000 for the years ended October 31, 2007 and 2006, respectively.

Minimum future rental payments due under non-cancelable operating lease agreements are as follows (amounts exclude required payments for common area maintenance expenses):

2008	$293,000
2009	308,000
2010	321,000
2011	183,000
Total	$1,105,000

NOTE 9: INCOME TAXES

The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to net loss before income taxes for the years ended October 31, as follows:

	2007	2006
Expected tax benefit at statutory rate	$(500,000)	$(430,000)
State income tax benefit, net of federal tax effect	(40,000)	(33,000)
Tax credits and other	(41,000)	(26,000)
Expiring loss carryforwards	50,000	17,000
Other	4,000	16,000
Increase in valuation allowance	527,000	404,000
Total income tax expense (benefit)	$—	$—

Based on an increase in the valuation allowance for each of the years ended October 31, 2007 and 2006, no benefit for income taxes.

Deferred tax assets are comprised of the following at October 31:

	2007	2006
Depreciation and amortization	$(127,000)	$(99,000)
Net operating loss carryforwards	11,294,000	10,945,000
Income tax credits	1,196,000	1,237,000
Inventory allowances	8,000	7,000
Other	185,000	185,000
Total deferred tax assets before valuation allowance	12,556,000	12,275,000
Less valuation allowance	(12,556,000)	(12,275,000)
Net deferred tax asset	$—	$—

At October 31, 2006, the Company has available federal net operating loss, state net operating loss and tax credit carryforwards for income tax purposes of approximately $32.5 million, $8.7 million and $1.2 million, respectively. These carryforwards expire in the years ending October 31, 2008 through October 31, 2027. The amount of the federal net operating loss carryforwards that expire in the next five fiscal years are $0, $16,000, $0, $0 and $0, respectively. Approximately $39,000, $43,000, $25,000 and $32,000 and $115,000 of the tax credit carryforwards expire in each of the next five fiscal years.

The utilization of the net operating loss and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient taxable income during the carryforward period. Because of the uncertainty of future realization, a valuation allowance equal to the deferred tax asset has been recorded. No benefit has been recorded for any loss or credit carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

NOTE 10: SHAREHOLDERS’ EQUITY

STOCK OPTION PLANS

Under the Company’s 2000 Stock Option Plan, 1988 Stock Option Plan, 1997 Stock Option Plan and 2007 Stock Option Plan the Company may issue options to purchase up to 300,000 shares of common stock to employees and directors. Options are granted at the fair market value on the date of grant. The granting of options and their vesting is within the discretion of the Company’s Board of Directors.

A summary of stock options issued and outstanding under these plans is as follows:

	NUMBER OF SHARES	WEIGHTED AVG. OPTION PRICE	AGGREGATE INTRENSIC VALUE
Balance at October 31, 2005	354,768	$4.92
Granted	123,000	$0.55
Cancelled	(71,315)	$7.81
Exercised	—	$—
Balance at October 31, 2006	406,453	$3.04
Granted	26,000	$0.36
Cancelled	(52,013)	$9.05
Exercised	—	$—
Balance at October 31, 2007	380,440	$2.03	$0.00

Exercisable Options at:
October 31, 2006	392,281	$3.07
October 31, 2007	349,315	$2.17	$0.00

The estimated weighted average grant-date fair value of stock options granted is as follows: 2007 –$0.36 and 2006 – $0.55.

The following table summarizes stock options outstanding and exercisable at October 31, 2007.

	OUTSTANDING			EXERCISABLE
Exercise Price Range	Options	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.27 – $ 0.39	18,500	6.69	$0.32	—	$—
$0.45 – $ 0.61	121,250	5.80	$0.55	109,250	$0.55
$1.11 – $ 1.11	15,000	4.85	$1.11	15,000	$1.11
$1.70 – $ 1.70	101,000	4.53	$1.70	101,000	$1.70
$2.60 – $ 3.60	89,700	2.09	$3.12	89,700	$3.12
$4.36 – $ 6.44	25,177	2.26	$5.33	24,552	$5.36
$7.52 – $ 8.88	5,875	0.64	$8.61	5,875	$8.61
$11.60 – $ 13.25	3,938	0.67	$12.27	3,938	$12.27
	380,440	4.23	$2.03	349,315	$2.17

At October 31, 2007 and 2006 there were two million and no warrants outstanding, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In March, 2005, shareholders approved the adoption of the 2005 Employee Stock Purchase Plan (the “2005 Plan”) to replace the earlier 2000 Employee Stock Purchase Plan which, by its terms, expired during 2005. The 2005 Plan authorizes the issuance of up to 100,000 shares of common stock. Under the terms of the 2005 Plan, eligible employees may purchase common stock annually up to 85% of the lesser of (1) the fair market value on the first day of the annual offering period or (2) the fair market value on the last day of each offering period.

RECENT FINANCING WITH PRINCIPAL SHAREHOLDER

During fiscal years 2006 and 2007 PPT VISION, Inc. met its working capital requirements through investments from P.R. Peterson, the Company’s largest shareholder and a director. The Company has agreed to register the resale of Common Stock issuable upon exercise of the Warrants. Pursuant to FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements, the Company concluded that no obligation should be recorded related to the registration rights.

The Company closed on a $500,000 private placement of common stock on August 30, 2007. The placement was made by the Company’s current largest shareholder, Mr. Peter R. Peterson. In the August, 2007 private placement, the Company agreed to issue Mr. Peterson (i) 2,500,000 shares of common stock at a price of $0.20 per share and (ii) seven-year warrants purchasing 1,000,000 shares of stock at a price of $0.25 per share. Because the Company did not have sufficient authorized capital to issue the shares, it agreed that it would seek an increase in authorized capital at the 2008 Annual Meeting of shareholders and issue the shares after the increase was approved.

The Company closed on a $1,000,000 private placement of common stock with Mr. Peterson on February 26, 2007. In the February 2007 private placement, the Company issued 2,857,143 shares of common stock at a price of $0.35 per share and seven-year warrants to purchase 1,000,000 shares of stock at a price of $0.50 per share.

The Company closed on a $290,000 private placement of common stock with Mr. Peterson on September 7, 2006. In the September 2006 private placement, the Company issued 725,000 shares of common stock at a price of $0.40 per share.

The Company closed on a $400,000 private placement of common stock with Mr. Peterson on February 17, 2006. In the February 2006 private placement, the Company issued 800,000 shares of common stock at a price of $0.50 per share.

All purchases were made by Mr. Peterson through the P.R. Peterson Keogh Plan.

NOTE 11: EMPLOYEE SAVINGS PLAN

The Company provides a supplementary retirement savings plan that is structured in accordance with Section 401(k) of the Internal Revenue Code. Employees eligible for the Plan may contribute from one to fifty percent of their monthly earnings on a pre-tax basis, subject to annual contribution limitations. The Company made matching contributions of $1.00 for each $1.00 contributed by each Plan participant up to a maximum of $500 annually for fiscal year ended October 31, 2007. The Company made Safe Harbor matching contributions for fiscal year ended October 31, 2006 by matching 100% of each Plan participant’s contributions for the first 3% and 50% for the next 2% of participant’s contributions.

The Company’s contributions under this program were approximately $14,000, and $88,000 for the years ended October 31, 2007, and 2006, respectively. In fiscal 2007 and 2006, $14,000 and $11,000, respectively of contributions were funded from accumulated forfeitures and $0 and $77,000, respectively was expensed by the Company.

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

	2007	2006
Net loss from operations	$(1,498,000)	$(1,287,000)
Weighted average shares outstanding – basic and diluted	6,832,466	3,675,120
Basic and diluted loss per share	$(0.22)	$(0.35)

At October 31, 2007, and 2006, the Company had outstanding options to purchase 380,440, and 406,453 shares of the Company’s common stock, respectively. At October 31, 2007 and 2006 the Company had warrants outstanding to purchase two million and zero shares of the Company’s common stock, respectively. As the Company had a net loss, the inclusion of the aforementioned shares would have been anti-dilutive for each of the years ended October 31, 2007 and 2006.

NOTE 14: CUSTOMER AND GEOGRAPHIC INFORMATION

SIGNIFICANT CUSTOMER INFORMATION

During fiscal 2007 revenue from one customer accounted for 10.2% of net revenues. During fiscal 2006 revenue from one customer accounted for 11.9% of net revenues.

At October 31, 2007 four customers accounted for 13%, 12%, 12% and 11% of total accounts receivable. At October 31, 2006 one customer accounted for 11% of total accounts receivable.

CUSTOMER GEOGRAPHIC DATA

North America and export sales by geographic region as a percentage of net revenues at October 31 are as follows:

	2007	2006
North America	52%	45%
Europe	21%	18%
Asia-Pacific	27%	36%
South America	0%	1%
	100%	100%