Form 10QSB
period 2008-01-31
PPT VISION INC
filed 2008-03-13
CIK 704460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2008

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

Shares of $.10 par value common stock outstanding at March 13, 2008: 14,902,916

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	January 31, 2008	October 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$407,000	$624,000
Accounts receivable, net	1,049,000	1,199,000
Inventories:
Manufactured and purchased parts	377,000	400,000
Work-in-process	13,000	12,000
Finished goods	22,000	24,000
Total inventories	412,000	436,000
Other current assets	60,000	69,000
Total current assets	1,928,000	2,328,000
Fixed assets, net	226,000	245,000
Intangible and other assets, net	61,000	61,000
Total assets	$2,215,000	$2,634,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$470,000	$490,000
Accrued expenses	163,000	156,000
Deferred revenue – customer advances	9,000	3,000
Total current liabilities	642,000	649,000
Shareholders’ equity
Common stock	990,000	990,000
Capital in excess of par value	37,609,000	37,607,000
Accumulated deficit	(37,026,000)	(36,612,000)
Total shareholders’ equity	1,573,000	1,985,000

Total liabilities and shareholders’ equity	$2,215,000	$2,634,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	January 31,
	2008	2007

Revenues	$1,335,000	$1,041,000
Cost of revenues	714,000	549,000
Gross profit	621,000	492,000
Expenses:
Sales and marketing	474,000	429,000
General and administrative	217,000	235,000
Research and development	350,000	306,000
Total expenses	1,041,000	970,000
Interest and other income	6,000	1,000
Net loss	$(414,000)	$(477,000)
Per share data:
Weighted average basic shares outstanding	9,903,000	4,546,000
Weighted average diluted shares outstanding	9,903,000	4,546,000
Basic and diluted loss per common share	$(0.04)	$(0.10)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	January 31, 2008	January 31, 2007
Net loss	$(414,000)	$(477,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	2,000	6,000
Depreciation and amortization	25,000	32,000
Change in assets and liabilities:
Accounts receivable	150,000	58,000
Inventories	24,000	(52,000)
Other current assets	9,000	8,000
Accounts payable	(20,000)	(47,000)
Accrued expenses	7,000	—
Deferred revenue – customer advances	6,000	—
Total adjustments	203,000	5,000
Net cash used in operating activities	(211,000)	(472,000)
Cash flows from investing activities:
Purchase of fixed assets	(6,000)	(7,000)
Net cash used in investing activities	(6,000)	(7,000)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	4,000
Net cash provided by financing activities	—	4,000
Net decrease in cash and cash equivalents	(217,000)	(475,000)
Cash and cash equivalents at beginning of year	624,000	753,000
Cash and cash equivalents at end of period	$407,000	$278,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
January 31, 2008

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

The Balance Sheet at October 31, 2007 has been derived from the Company’s audited financial statements for the fiscal year ended October 31, 2007 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2007.

NOTE C – REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue was less than 10% of total revenues for the three months ended January 31, 2008 and 2007.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss for the three months ended January 31, 2008 of $414,000. Cash used in operations was $211,000 for the three months ended January 31, 2008. See Note I regarding an event impacting liquidity and capital resources subsequent to the end of the January 31, 2008 quarter.

NOTE E – LOSS PER SHARE

At January 31, 2008, options to purchase 385,590 shares and warrants to purchase 2,000,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. At January 31, 2007, options to purchase 383,015 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. As the Company had a net loss for both periods, the inclusion of potentially dilutive outstanding options and warrants would have been anti-dilutive.

NOTE F – STOCK-BASED COMPENSATION

The Company has five equity compensation plans, all of which have been approved by its shareholders: 1988 Stock Option Plan, 1997 Stock Option Plan, 2000 Stock Option Plan, 2005 Employee Stock Purchase Plan and 2007 Stock Option Plan. These plans are administered by the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Note 10 of the Company’s consolidated financial statements in the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007, for additional information related to these stock-based compensation plans.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on November 1, 2006 that are subsequently modified, repurchased, cancelled or vested. Under the modified prospective approach, compensation cost recognized in 2007 and 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested on, November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to November 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of SFAS 123R, the net loss and net loss per share for the three months ended January 31, 2008 were $2,000 and $0.00, respectively. The net loss and net loss per share for the three months ended January 31, 2007 were $6,000 and $0.00, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

For Periods Ended January 31,	2008	2007
Risk free interest rates	3.9%	4.5%
Expected lives	7 Years	7 Years
Expected volatility	293%	264%
Expected dividends	0%	0%

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The starting point for the historical period used is based on a material change in the Company’s operations that occurred in the first quarter of fiscal 2003.

As of January 31, 2008 the estimated expense related to stock options outstanding and unvested is $3,000 for the remaining quarters in the year ending October 31, 2008. The estimated expense related to stock options outstanding and unvested is $4,000, $2,000 and $0 for the fiscal years ending October 31, 2009, 2010 and 2011, respectively.

NOTE G – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s revenues (including sales delivered through international distributors) by geographic location for the three months ended January 31, 2008 and 2007:

Three Months Ended January 31,	2008	2007

North America	46%	43%
Europe	31%	21%
Asia-Pacific	22%	36%
South America	1%	0%
	100%	100%

In the three-month period ended January 31, 2008, revenues from two customers represented approximately 15% and 10% of total revenue, respectively. In the three-month period ended January 31, 2007, revenues from two customers represented approximately 13% and 11% total revenue, respectively.

NOTE H – NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted FSP EITF 00-19-2, as of October 1, 2007, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer

consideration pursuant to the registration payment arrangement.   The adoption of this FSP did not have an impact on the Company.

NOTE I – SUBSEQUENT EVENT

On March 11, 2008, the Company entered into a Subscription Agreement with P. R. Peterson relating to the purchase on March 11, 2008 of securities of the Company by the P. R. Peterson Co. Keogh Plan (the “Keogh Plan”). P. R. Peterson, a director of the Company and the Company’s largest shareholder, controls the Keogh Plan.

Pursuant to the Subscription Agreement, the Company sold to the Keogh Plan 5,000,000 shares of the Company’s common stock for $0.10 per share in cash for gross proceeds of $500,000. As additional consideration for the issuance of the common stock, the Company also issued the Keogh Plan a seven-year immediately exercisable warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. Also on March 11, 2008, the Company and the Keogh Plan entered into a Registration Rights Agreement by which the Company is obligated, among other things, to register the 500,000 shares underlying the warrant upon demand of the Keogh Plan, subject to certain limitations. Through the Registration Rights Agreement, the Company also granted the Keogh Plan “piggyback” registration rights with respect to the shares underlying the warrant.  With the proceeds of the sale of shares to the Keogh Plan, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through its fiscal year ending October 31, 2008.

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

The Company’s revenues increased 28% to $1,335,000 during the first quarter ended January 31, 2008 compared to revenues of $1,041,000 in the prior year’s first quarter. The Company’s net loss for the quarter ended January 31, 2008 decreased to $414,000 or $0.04 per share compared to $477,000 or $0.10 per share in the prior year’s period. The increase in revenue in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 occurred as a result of an increase in our IMPACT product line sales. IMPACT unit volume increased 54% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

During the fiscal 2008 first quarter, revenues from outside North America accounted for 54% of revenues compared to 57% in the first quarter of fiscal 2007.

Total operating expenses for the three-month period ended January 31, 2008 were $1,041,000, a 7% increase in comparison to total operating expenses of $970,000 in the prior year’s first quarter. The increase in operating expenses from the first quarter of fiscal year 2008 compared to the same period in fiscal 2007 primarily relates to additional staffing in the research and development department.

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

Revenue Recognition

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Service revenue, which includes application engineering, product development, customer training and repair services, is recognized when the services are performed. Service revenue is less than 10% of total revenues for the three months ended January 31, 2008 and 2007.

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

RESULTS OF OPERATIONS

Revenues

Net revenues increased 28% to $1,335,000 for the three-month period ended January 31, 2008, compared to net revenues of $1,041,000 for the same period in fiscal 2007. In the three-month period ended January 31, 2008, revenues from two customers each represented approximately 15% and 10% of total revenue, respectively. In the three-month period ended January 31, 2007, revenues from two customers each represented approximately 13% and 11% of total revenue, respectively.

The increase in revenue in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 occurred as a result of an increase in our

IMPACT product line sales. Unit sales for the three-month period ended January 31, 2008 increased to 298 from 194 in the same period of fiscal 2007. IMPACT unit volume increased 54% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

During the first quarter of fiscal 2008, revenues from outside North America accounted for 54% of revenues compared to 57% in the fiscal 2007 first quarter.

Quarter to quarter net revenue is subject to fluctuation given the nature of the machine vision industry and the capital nature of our product.

Gross profit increased 26% to $621,000 for the three-month period ended January 31, 2008, compared to $492,000 for the same period in fiscal 2007. As a percentage of net revenues, the gross profit for the first quarter of fiscal 2008 and 2007 remained flat at 47%. We expect that our future gross margins will trend into the 55% to 60% range as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses increased 10% to $474,000 for the three-month period ended January 31, 2008 compared to $429,000 for the same period in fiscal 2007. As a percentage of net revenues, sales and marketing expenses decreased to 36% for the first quarter 2008 compared to 41% for the same period in fiscal 2007. The Company expects sales and marketing expenses in absolute dollars to remain relatively flat for the remainder of fiscal 2008. Increases in sales expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 8% to $217,000 for the three-month period ended January 31, 2008, compared to $235,000 for the same period in fiscal 2007. As a percentage of net revenues, general and administrative expenses decreased to 16% for the first quarter of fiscal 2008 compared 23% for the same period in fiscal 2007. The Company expects general and administrative expenses to remain relatively flat for the remainder of fiscal 2008.

Research and development expenses increased 14% to $350,000 for the three-month period ended January 31, 2008, compared to $306,000 for the same period in fiscal 2007. As a percentage of net revenues, research and development expenses decreased to 26% for the first quarter of fiscal 2008, compared to 29% for the first quarter of fiscal 2007. The Company expects research and development expenses to remain relatively flat for the remainder of fiscal 2008.

The Company did not record an income tax benefit or expense for the three month periods ended January 31, 2008 or 2007.

The Company’s net loss for the first quarter of fiscal 2008 decreased from year-ago levels to $414,000 or $0.04 per share, as compared with a loss of $477,000 or $0.10 per share for the same period in fiscal 2007. There were approximately 9.9 million shares outstanding during the three-month period ended January 31, 2008, as compared with approximately 4.5 million shares outstanding for the same period in fiscal 2007. The increase in the number of shares outstanding resulted in a decrease in per share net loss for the period ended January 31, 2008 as compared to January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008 the Company had cash balances of $407,000, working capital of approximately $1.3 million and no long-term debt.

In the first quarter of fiscal 2008 the Company incurred a net loss of $414,000 which included non-cash charges related to depreciation and amortization of $25,000. The net loss for the quarter decreased $63,000 from the $477,000 loss reported in the first quarter of fiscal 2007, which included $32,000 in non-cash charges relating to depreciation and amortization. For the three months ended January 31, 2008, cash used in operating activities was $211,000.

As of January 31, 2008, the Company had no outstanding debt.

Working capital decreased $393,000 to $1,286,000 at January 31, 2008 from $1,679,000 at October 31, 2007. The Company financed its operations during the first three months of fiscal 2008 through existing cash and cash equivalents. Accounts receivable decreased $150,000 and inventories decreased $24,000 during the first three months of fiscal 2008. Accounts payable decreased by $20,000 while accrued expenses increased by $7,000 during the first three months of fiscal 2008.

Net cash used in investing activities was $6,000 during the three months ended January 31, 2008 which accounted for fixed asset additions during the first three months of fiscal 2008. This compares with $7,000 in fixed asset additions for the same period in fiscal 2007. The Company expects that fixed asset additions for the remaining quarters of fiscal 2008 to continue at approximately the same rate, or slightly higher, as the first quarter of fiscal 2008.

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2008 due to the short maturities of these instruments.

Subsequent to the end of the January 31, 2008 quarter, the Company anticipated a shortage in available capital and on March 11, 2008, the Company entered into a Subscription Agreement with P. R. Peterson relating to the purchase on March 11, 2008 of securities of the Company by the P. R. Peterson Co. Keogh Plan (the “Keogh Plan”). P. R. Peterson, a director of the Company and the Company’s largest shareholder, controls the Keogh Plan.

Pursuant to the Subscription Agreement, the Company sold to the Keogh Plan 5,000,000 shares of the Company’s common stock for $0.10 per share in cash for gross proceeds of $500,000. As additional consideration for the issuance of the common stock, the Company also issued the Keogh Plan seven-year immediately exercisable warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. Also on March 11, 2008, the Company and the Keogh Plan entered into a Registration Rights Agreement by which the Company is obligated, among other things, to register the 500,000 shares underlying the warrants upon demand of the Keogh Plan, subject to certain limitations. Through the Registration Rights Agreement, the Company also granted the Keogh Plan

“piggyback” registration rights with respect to the shares underlying the warrant.  With the proceeds of the sale of shares to the Keogh Plan, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through its fiscal year ending October 31, 2008.

PPT VISION has realized significant operating losses over the past several years, resulting in recurring external capital requirements necessary to continue the operations of the Company. The Company cannot assure that positive cash flows will be realized within a time frame such that future external financing will not be required to continue the operations of the Company. Further, the Company’s current business plan and future external financing requirements is uncertain and subject to change based upon, among other factors, market and industry conditions, the Company’s ability to continue to introduce new products, service existing customers, obtain new customers, and increase revenue and cash flow from operations. In the event that the Company needs to obtain additional external capital to continue its operations, the Company believes that a variety of debt or equity financing alternatives may be available, including borrowing secured by accounts receivable, inventory and other assets. However, there can be no assurance that this potential financing will be available.

While the Company met its external working capital requirements for fiscal years 2006 and 2007 through proceeds from sale of equity securities to P. R. Peterson, the Company has no commitments or agreements from Mr. Peterson or any other person at the current time to fund any future capital requirements. The Company’s efforts to raise additional funds from the sale of its equity may be hampered by the fact that its securities are relatively illiquid and that more than a majority of the Company’s outstanding common stock is controlled by one shareholder. Additionally, any future financing may be raised on terms that are dilutive to the holders of the Company’s common stock.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note H to Condensed Unaudited Financial Statements, included in Item 1, “Financial Statements” of this Quarterly Report on Form 10-QSB.

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

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements. These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital if necessary to support its operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties. A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the year ended October 31, 2007 and other reports filed with the Securities and Exchange Commission.

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

PART II.        OTHER INFORMATION

Item 1:            LEGAL PROCEEDINGS

None.

Item 2:            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2008, the Company entered into a Subscription Agreement with P. R. Peterson relating to the purchase on March 11, 2008 of securities of the Company by the P. R. Peterson Co. Keogh Plan (the “Keogh Plan”). P. R. Peterson, a director of the Company and the Company’s largest shareholder, controls the Keogh Plan.

Pursuant to the Subscription Agreement, the Company sold to the Keogh Plan 5,000,000 shares of the Company’s common stock for $0.10 per share in cash for gross proceeds of $500,000. As additional consideration for the issuance of the common stock, the Company also issued the Keogh Plan a seven-year  immediately exercisable warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The purchase price for the Company’s common stock was determined based upon negotiations between the Company and Mr. Peterson.

Also on March 11, 2008, the Company and the Keogh Plan entered into a Registration Rights Agreement by which the Company is obligated, among other things, to register the 500,000 shares underlying the warrant upon demand of the Keogh Plan, subject to certain limitations. Through the Registration Rights Agreement, the Company also granted the Keogh Plan “piggyback” registration rights with respect to the shares underlying the warrants.  With the proceeds of the sale of shares to the Keogh Plan, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through its fiscal year ending October 31, 2008.

Based on the manner of sale of shares of common stock and the warrants and representations of the Keogh Plan (which represents itself as an “accredited investor”), the Company relied upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Section 4(6) thereof.

Additionally, at the March 10, 2008 Annual Meeting of Shareholders, the Company’s shareholders approved a proposal to an amendment to the Company’s Articles of Incorporation to increase the authorized common stock of the Company from 10,000,000 to 50,000,000 shares. In part, the Company sought the increase in the number of shares of common stock authorized to permit the issuance to the Keogh Plan of 2,500,000 shares of its common stock and seven-year warrants to purchase an additional 1,000,000 shares of common stock pursuant to a Subscription Agreement dated August 30, 2007 between the Company and the Keogh Plan. On March 11, 2008, the Company and the Keogh Plan closed the transactions contemplated by the Subscription Agreement dated August 30, 2007 and the Company issued the Keogh Plan the 2,500,000 shares of its common stock and the seven-year warrants to purchase 1,000,000 shares of common stock.

As of March 13, 2008, and including the March 11, 2008 issuances to the Keogh Plan described above, there were 14,902,916 shares of the Company’s common stock outstanding.

Item 3.            DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4:            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2008 the Company held its Annual Meeting of Shareholders. Of the 7,402,916 shares of common stock outstanding and entitled to vote at the meeting, 6,493,050 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

A.    To elect three (3) directors to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected and shall qualify.

Name of Nominee	For	Withheld
Joseph C. Christenson	6,314,752	178,298
Robert W. Heller	6,281,360	211,690
Peter R. Peterson	6,317,277	175,773

B.    The second matter related to the approval of an amendment to the Company’s Articles of Incorporation to increase the authorized common stock of the Company from 10,000,000 to 50,000,000 shares.

6,249,113 votes were cast for approval and 240,357 were cast against approval. There were 3,580 abstentions and zero broker non-votes.

C.    The third matter related to the approval of an amendment to the Company’s 2007 Stock Incentive Plan. 5,226,243 votes were cast for approval and 63,875 were cast against approval. There were 2,174 abstentions and 1,200,758 broker non-votes.

Based on these voting results, each of the directors nominated were elected and the second and third matters were approved.

Item 5:            OTHER INFORMATION

See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for disclosure of information that would otherwise be disclosed by the Company under Items 1.01 and 3.02 of a Current Report on Form 8-K.

Item 6:            EXHIBITS

(a)   The following exhibits are included herein:

3.1	PPT VISION, Inc. Articles of Incorporation as in effect March 11, 2008.

4.1	Warrant to Purchase 500,000 shares of Common stock of PPT VISION, Inc. dated March 11, 2008 issued to P. R. Peterson Co. Keogh Plan.

4.2	Registration Rights Agreement dated March 11, 2008 by and between PPT VISION, Inc. and P. R. Peterson Co Keogh Plan.

31.1	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a)of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPT VISION, INC.

Date: March 13, 2008

/s/Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer