Form 10QSB
period 2008-04-30
PPT VISION INC
filed 2008-06-13
CIK 704460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

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

Shares of $.10 par value common stock outstanding at May 30, 2008: 14,902,916

INDEX

PPT VISION, INC.

PPT VISION, INC.

BALANCE SHEETS

	April 30, 2008	October 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$576,000	$624,000
Accounts receivable, net	1,168,000	1,199,000
Inventories:
Manufactured and purchased parts	409,000	400,000
Work-in-process	16,000	12,000
Finished goods	30,000	24,000
Total inventories	455,000	436,000
Other current assets	64,000	69,000
Total current assets	2,263,000	2,328,000
Fixed assets, net	208,000	245,000
Intangible and other assets, net	61,000	61,000
Total assets	$2,532,000	$2,634,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$558,000	$490,000
Accrued expenses	152,000	156,000
Deferred revenue – customer advances	3,000	3,000
Total current liabilities	713,000	649,000
Shareholders’ equity
Common stock	1,490,000	990,000
Capital in excess of par value	37,611,000	37,607,000
Accumulated deficit	(37,282,000)	(36,612,000)
Total shareholders’ equity	1,819,000	1,985,000
Total liabilities and shareholders’ equity	$2,532,000	$2,634,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Revenues	$1,600,000	$1,245,000	$2,935,000	$2,286,000
Cost of revenues	751,000	626,000	1,465,000	1,175,000
Gross profit	849,000	619,000	1,470,000	1,111,000
Expenses:
Sales and marketing	526,000	495,000	1,000,000	924,000
General and administrative	230,000	256,000	447,000	491,000
Research and development	347,000	341,000	697,000	647,000
Total expenses	1,103,000	1,092,000	2,144,000	2,062,000
Interest and other Income (expense)	(2,000)	7,000	4,000	8,000
Net loss	$(256,000)	$(466,000)	$(670,000)	$(943,000)
Per share data:
Weighted average basic shares outstanding	12,736,000	6,247,000	11,304,000	5,382,000
Weighted average diluted shares outstanding	12,736,000	6,247,000	11,304,000	5,382,000
Net loss	$(0.02)	$(0.07)	$(0.06)	$(0.18)

See accompanying notes to condensed financial statements

PPT VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	April 30, 2008	April 30, 2007
Net loss	$(670,000)	$(943,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option expense	3,000	11,000
Depreciation and amortization	49,000	62,000
Change in assets and liabilities:
Accounts receivable	31,000	(131,000)
Inventories	(19,000)	(106,000)
Other current assets	5,000	(9,000)
Accounts payable	68,000	164,000
Accrued expenses	(4,000)	(10,000)
Total adjustments	133,000	(19,000)
Net cash used in operating activities	(537,000)	(962,000)
Cash flows from investing activities:
Purchase of fixed assets	(11,000)	(35,000)
Net cash used in investing activities	(11,000)	(35,000)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	500,000	1,004,000
Net cash provided by financing activities	500,000	1,004,000
Net increase (decrease) in cash and cash.equivalents	(48,000)	7,000
Cash and cash equivalents at beginning of year	624,000	753,000
Cash and cash equivalents at end of period	$576,000	$760,000

See accompanying notes to condensed financial statements

PPT VISION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2008

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

NOTE C – REVENUE RECOGNITION

The Company typically recognizes revenue on product sales upon shipment to the end user customers if contractual obligations have been met and title and risk of loss have passed to the customer, which is generally the case for sales of machine vision systems, spare parts and accessories. The Company also recognizes revenue on products sold to distributors upon shipment because contracts with distributors do not include post-shipment obligations or any right of return provisions and pricing is fixed at the time of sale. Revenue related to application engineering, product development and customer training services is recognized when the services are performed. Service revenue was less than 10% of total revenues for the three and six months ended April 30, 2008 and 2007.

NOTE D – LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss for the three and six months ended April 30, 2008 of $256,000 and $670,000, respectively. Cash used in operations was $537,000 for the six months ended April 30, 2008.

NOTE E – LOSS PER SHARE

At April 30, 2008, options to purchase 382,465 shares and warrants to purchase 2,500,000 shares of the Company’s common stock were not considered in the calculation of diluted earnings per share. At April 30, 2007, options to purchase 390,449 shares and warrants to purchase 1,000,000 of the Company’s common stock were not considered in the calculation of diluted earnings per share. As the Company had a net loss for both periods, the inclusion of potentially dilutive outstanding options and warrants would have been anti-dilutive.

NOTE F – CUSTOMER AND GEOGRAPHIC DATA

The following tables set forth the percentage of the Company’s revenues (including sales delivered through international distributors) by geographic location for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended April 30,
Geographic Location	2008	2007

North America	47%	53%
Europe	28%	20%
Asia-Pacific	25%	27%
South America	0%	0%
	100%	100%

	Six Months Ended April 30,
Geographic Location	2008	2007

North America	47%	49%
Europe	29%	20%
Asia-Pacific	24%	31%
South America	0%	0%
	100%	100%

In the three-month period ended April 30, 2008, revenues from one customer represented approximately 11% of total revenue. In the three-month period ended April 30, 2007, revenues from two customers represented approximately 17% and 12% of total revenue, respectively. In the six-month period ended April 30, 2008, revenues from one customer represented approximately 10% of total revenue. In the six-month period ended April 30, 2007, revenues from two customers represented approximately 14% and 10% of total revenue, respectively.

Note G – SALE OF EQUITY SECURITIES

On March 11, 2008, the Company entered into a Subscription Agreement with P. R. Peterson relating to the purchase on March 11, 2008 of securities of the Company by the P. R. Peterson Co. Keogh Plan (the “Keogh Plan”). P. R. Peterson, a director of the Company and the Company’s largest shareholder, controls the Keogh Plan.

Pursuant to the Subscription Agreement, the Company sold to the Keogh Plan 5,000,000 shares of the Company’s common stock for $0.10 per share in cash for gross proceeds of $500,000. As additional consideration for the purchase of the common stock, the Company also issued the Keogh Plan a seven-year immediately exercisable warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The purchase price for the Company’s common stock was determined based upon negotiations between the Company and Mr. Peterson.

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

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS 161 will have a material effect on our results of operations or financial position.

SFAS 162

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

SFAS 163

During May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts.”  SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted.  The Company does not expect SFAS 163 to have a material effect on its consolidated financial statements.

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

RESULTS OF OPERATIONS

Revenues

Net revenues increased 29% to $1,600,000 for the three-month period ended April 30, 2008, compared to net revenues of $1,245,000 for the same period in fiscal 2007. For the six-month period ended April 30, 2008, revenues increased 28% to $2,935,000 from $2,286,000 for the same period in fiscal 2007. In the three-month period ended April 30, 2008, revenues from one customer represented approximately 11% of total revenue. In the three-month period ended April 30, 2007, revenues from two customers represented approximately 17% and 12% of total revenue, respectively. In the six-month period ended April 30, 2008, revenues from one customer represented approximately 10% of total revenue. In the six-month period ended April 30, 2007, revenues from two customers represented approximately 14% and 10% of total revenue, respectively.

The increase in revenue in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007 occurred as a result of an increase in our IMPACT product line sales. Unit sales for the three-month period ended April 30, 2008 increased slightly to 333 from 328. Unit sales for the six-month period ended April 30, 2008 increased to 631 from 522 in the same period of fiscal 2007.  IMPACT unit volume increased slightly to 2% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

During the second quarter of fiscal 2008, revenues from outside North America accounted for 53% of revenues compared to 47% in the fiscal 2007 second quarter. During the first six months of fiscal 2008, revenues from outside North America accounted for 53% of revenue compared to 51% in the first six months of fiscal 2007.

Quarter to quarter net revenue is subject to fluctuation given the nature of the machine vision industry and the capital nature of our product.

Gross profit increased 37% to $849,000 for the three-month period ended April 30, 2008, compared to $619,000 for the same period in fiscal 2007. For the six-month period ended April 30, 2008, gross profit increased 32% to $1,470,000 from $1,111,000 for the same period in fiscal 2007. As a percentage of net revenues, the gross profit for the second quarter of fiscal 2008 increased to 53% compared to 50% in the same period of fiscal 2007. For the six-month period ended April 30, 2008, gross profit as a percentage of net revenue increased slightly to 50% compared to 49% in the same period of fiscal 2007. We expect that our future gross margins will continue to trend higher as our fixed manufacturing overhead is spread over a higher volume of sales.

Sales and marketing expenses increased 6% to $526,000 for the three-month period ended April 30, 2008 compared to $495,000 for the same period in fiscal 2007. For the six-month period ended April 30, 2008, sales and marketing expenses increased 8% to $1,000,000 from $924,000 for the same period in fiscal 2007. The increase in expenses in both the three and six month periods ended 2008, are related to the additional employment in this area. As a percentage of net revenues, sales and marketing expenses decreased to 33% for the second quarter 2008 compared to 40% for the same period in fiscal 2007. For the six-month period ended April 30, 2008, sales and marketing expenses as a percentage of net revenues decreased to 34% compared to 40% in the same period in fiscal 2007. The Company expects sales and marketing expenses in absolute dollars to remain relatively flat for the remainder of fiscal 2008. Increases in sales expenditures may occur to the extent that revenue growth is achieved.

General and administrative expenses decreased 10% to $230,000 for the three-month period ended April 30, 2008, compared to $256,000 for the same period in fiscal 2007. For the six-month period ended April 30, 2008, general and administrative expenses decreased 9% to $447,000 compared to $491,000 in the same period in fiscal 2007. The decrease in expenses in both the three and six month periods ended 2008, primarily relate to the change from full time employment of our networking department to part time outsourcing. As a percentage of net revenues, general and administrative expenses decreased to 14% for the second quarter of fiscal 2008 compared to 21% for the same period in fiscal 2007. For the six-month period ended April 30, 2008, general and administrative expenses as a percentage of net revenues decreased to 15% from 21% in the same period in fiscal 2007. The Company expects general and administrative expenses to remain relatively flat for the remainder of fiscal 2008.

Research and development expenses increased slightly to $347,000 for the three-month period ended April 30, 2008, compared to $341,000 for the same period in fiscal 2007. For the six-month period ended April 30, 2008, research and development increased 8% to $697,000 from $647,000 in the same period in fiscal 2007. As a percentage of net revenues, research and development expenses decreased to 22% for the second quarter of fiscal 2008, compared to 27% for the second quarter of fiscal 2007. For the six-month period ended April 30, 2008, research and development expenses as a percentage of net revenues decreased to 24% from 28% in the same period in fiscal 2007. The Company expects research and development expenses to remain relatively flat for the remainder of fiscal 2008.

The Company did not record an income tax benefit or expense for the three and six month periods ended April 30, 2008 or 2007.

The Company’s net loss for the second quarter of fiscal 2008 decreased from year-ago levels to $256,000 or $0.02 per share, as compared with a loss of $466,000 or $0.07 per share for the same period in fiscal 2007. The Company’s net loss for the six-month period ended April 30, 2008 decreased to $670,000 or $0.06 per share, compared with a loss of $943,000 or $0.18 per share for the same period in fiscal 2007. There were approximately 12.7 million shares outstanding during the three-month period ended April 30, 2008, as compared with approximately 6.2 million shares outstanding for the same period in fiscal 2007. There were approximately 11.3 million shares outstanding during the six-month period ended April 30, 2008, as compared with approximately 5.4 million shares outstanding for the same period in fiscal 2007. The increase in the number of shares outstanding resulted in a decrease in per share net loss for the three and six-month period ended April 30, 2008 as compared to April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2008 the Company had cash balances of $576,000, working capital of approximately $1.6 million and no long-term debt.

In the second quarter of fiscal 2008 the Company incurred a net loss of $256,000 which included non-cash charges related to depreciation and amortization of $24,000. The net loss for the quarter decreased $210,000 from the $466,000 loss reported in the second quarter of fiscal 2007, which included $30,000 in non-cash charges relating to depreciation and amortization. For the six months ended April 30, 2008, cash used in operating activities was $537,000.

As of April 30, 2008, the Company had no outstanding debt.

Working capital decreased $129,000 to $1,550,000 at April 30, 2008 from $1,679,000 at October 31, 2007. The Company financed its operations during the first six months of fiscal 2008 through existing cash and cash equivalents, which was partially funded through the private placement of the Company’s securities completed on March 11, 2008. Accounts receivable decreased $31,000 and inventories increased $19,000 during the first six months of fiscal 2008. Accounts payable increased by $68,000 while accrued expenses decreased by $4,000 during the first six months of fiscal 2008.

Net cash used in investing activities was $11,000 during the six months ended April 30, 2008 which accounted for fixed asset additions during the first six months of fiscal 2008. This compares with $35,000 in fixed asset additions for the same period in fiscal 2007. The Company expects that fixed asset additions for the remaining quarters of fiscal 2008 to continue at approximately the same rate, or slightly higher, as the first two quarters of fiscal 2008.

Net cash provided by financing activities relates to the private placement of the Company’s securities completed on March 11, 2008. For further details, please reference Note G under “Notes to Condensed Financial Statements.”

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

The Company believes it does not have material exposure to quantitative and qualitative market risks. The carrying amounts reflected in the balance sheets of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2008 due to the short maturities of these instruments.

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

While the Company met its external working capital requirements for fiscal years 2006, 2007 and 2008 through proceeds from sale of equity securities to P. R. Peterson, the Company has no commitments or agreements from Mr. Peterson or any other person at the current time to fund any future capital requirements. The Company’s efforts to raise additional funds from the sale of its equity may be hampered by the fact that its securities are relatively illiquid and that more than a majority of the Company’s outstanding common stock is controlled by one shareholder. Additionally, any future financing may be raised on terms that are dilutive to the holders of the Company’s common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies was provided in Item 6 in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007. There were no significant changes to these accounting policies during the first six months of 2008.

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

The Company’s actual results are subject to risks and uncertainties and could differ materially from those discussed in the forward-looking statements. These statements are based upon the Company’s expectations regarding a number of factors, including the Company’s ability to obtain additional working capital or operating income sufficient to support its ongoing operations, changes in worldwide general economic conditions, cyclicality of capital spending by customers, the Company’s ability to keep pace with technological developments and evolving industry standards, worldwide competition, and the Company’s ability to protect its existing intellectual property from challenges from third parties. A detailed description of the factors that could cause future results to materially differ from the Company’s recent results or those projected in the forward-looking statements are contained in the section entitled “Description of Business” under the caption “Important Factors Regarding Forward-Looking Statements” contained in its filing with the Securities and Exchange Commission on Form 10-KSB for the year ended October 31, 2007 and other reports filed with the Securities and Exchange Commission.

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

(b)  Changes in Internal Control Over Financial Reporting.

-There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: June 13, 2008

/s/ Joseph C. Christenson
Joseph C. Christenson
President, Chief Executive Officer and Chief Financial Officer